Form 10-Q
period 1996-06-30
ANDRX CORP
filed 1996-08-13
CIK 911755

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                         Commission file number 0-28454


                                ANDRX CORPORATION
             (Exact name of registrant as specified in its charter)


         FLORIDA                                          65-0366879
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

   4001 SOUTHWEST 47TH AVENUE
      FORT LAUDERDALE, FL                                    33314
     (Address Of Principal                                (Zip Code)
       Executive Offices)

                                  954-584-0300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 YES [ ]    NO [X]

The number of shares outstanding of the Registrant's only class of common stock as of August 1, 1996 was 13,299,372 shares.

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1996


PART I            FINANCIAL INFORMATION                             PAGE NUMBER
                                                                    -----------
   Item 1.        Consolidated Financial Statements

                  Consolidated Balance Sheets
                    as of December 31, 1995
                    and June 30, 1996                                         2

                  Consolidated Statements of Operations
                    for the three and six months ended
                    June 30, 1995 and 1996                                    3

                  Consolidated Statements of Cash Flows
                    for the six months ended
                    June 30, 1995 and 1996                                    4

                  Notes to Consolidated Financial Statements                  5

   Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             8

PART II           OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K                           13

SIGNATURES                                                                   14

Exhibit 11        Computation of Net Loss Per Share

Exhibit 27        Financial Data Schedule (EDGAR version only)

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           Assets                                              December 31,            June 30,
                                                                                   1995                  1996
                                                                             ------------------    ------------------
                                                                                                      (UNAUDITED)
Current assets
   Cash and cash equivalents                                                   $    13,841,400       $    22,868,300
   Short-term investments                                                                    -            14,503,900
   Accounts receivable, net of allowances of $574,200 and $690,000
    (unaudited) as of December 31, 1995 and June 30, 1996, respectively              8,263,400             9,892,400
   Due from joint venture                                                              488,500               339,500
   Inventories                                                                       9,502,000            10,135,000
   Prepaid and other current assets                                                    130,500               850,000
                                                                               ---------------       ---------------
     Total current assets                                                           32,225,800            58,589,100

Property and equipment, net                                                          3,831,100             5,736,100
Other assets                                                                            91,800                45,500
                                                                               ---------------       ---------------
     Total assets                                                              $    36,148,700       $    64,370,700
                                                                               ===============       ===============

                           Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                            $     9,860,000        $   12,288,000
   Accrued liabilities                                                               1,724,200             3,232,800
   Bank loan                                                                         6,077,500             4,418,600
   Notes payable                                                                        23,500               463,800
   Commitment to joint venture                                                         139,000                93,900
                                                                               ---------------       ---------------
      Total current liabilities                                                     17,824,200            20,497,100
                                                                               ---------------       ---------------

Commitments and contingencies

Shareholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 1995 and June 30,
    1996, respectively                                                                       -                     -
  Common stock; $0.001 par value, 25,000,000 shares authorized; 10,727,100 and
    13,263,100 (unaudited) shares issued and outstanding as of December 31, 1995
    and June 30, 1996, respectively                                                     10,700                13,300
  Additional paid-in capital                                                        28,795,000            56,240,700
  Accumulated deficit                                                              (10,481,200)          (12,366,100)
  Unrealized loss on short-term investments                                                  -               (14,300)
                                                                               ---------------       ---------------
    Total shareholders' equity                                                      18,324,500            43,873,600
                                                                               ---------------       ---------------
    Total liabilities and shareholders' equity
                                                                               $    36,148,700        $   64,370,700
                                                                               ================       ==============

          See Accompanying Notes to Consolidated Financial Statements.


                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                                 1995            1996            1995            1996
                                                 ----            ----            ----            ----
REVENUES
   Distribution revenues, net                   $11,595,400     $19,736,500     $22,496,100     $37,776,400
   Research and development services
     to joint venture                               566,600         676,800       1,091,100       1,554,800
   Licensing revenues                                50,000               -          50,000               -
                                                 ----------      ----------      ----------      ----------
    Total revenues                               12,212,000      20,413,300      23,637,200      39,331,200
                                                 ----------      ----------      ----------      ----------

COST OF REVENUES
   Distribution revenues                          9,574,800      16,449,400      18,655,500      31,498,200
   Research and development services
     to joint venture                               566,600         676,800       1,091,100       1,554,800
                                                 ----------      ----------      ----------      ----------
    Total cost of revenues                       10,141,400      17,126,200      19,746,600      33,053,000
                                                 ----------      ----------      ----------      ----------

Gross profit                                      2,070,600       3,287,100       3,890,600       6,278,200
                                                 ----------      ----------      ----------      ----------
OPERATING EXPENSES
   Selling, general and administrative            2,137,600       3,085,900       3,886,500       5,840,000
   Research and development                         441,800         915,400         832,100       1,324,900
   Equity in losses of joint venture                538,500         486,700         814,100       1,031,200
                                                 ----------      ----------      ----------      ----------
    Total operating expenses                      3,117,900       4,488,000       5,532,700       8,196,100
                                                 ----------      ----------      ----------      ----------

LOSS FROM OPERATIONS                             (1,047,300)     (1,200,900)     (1,642,100)     (1,917,900)

Interest expense                                   (165,500)       (132,800)       (275,000)       (281,700)
Interest income                                      45,500         171,200          96,100         314,700
Other income (expense), net                          33,300               -          33,300               -
                                                 ----------      ----------      ----------      ----------
NET LOSS                                      $  (1,134,000)  $  (1,162,500)  $  (1,787,700) $   (1,884,900)
                                              =============   =============   =============  ==============

NET LOSS PER SHARE                            $       (0.12)  $       (0.10)  $       (0.20) $        (0.17)
                                              =============   =============   =============  ==============

WEIGHTED AVERAGE SHARES OF
    COMMON STOCK OUTSTANDING                      9,322,000      11,178,000       9,042,600      10,952,600
                                              =============   =============   =============  ==============













          See Accompanying Notes to Consolidated Financial Statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended             Six Months Ended
                                                                      June 30, 1995                 June 30, 1996
                                                                    ------------------            ------------------
Cash flows from operating activities
  Net loss                                                              $  (1,787,700)                $  (1,884,900)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization                                             382,000                       426,600
    Provisions for losses on accounts receivable                              232,200                       115,800
    Equity in losses of joint venture                                         814,100                     1,031,200
    Contributions to joint venture                                           (600,000)                   (1,255,500)
    Increase in accounts receivable                                        (1,500,200)                   (1,744,800)
    Increase (decrease) in due from joint venture                            (196,800)                      328,200
    Increase in inventories                                                (4,584,300)                     (633,000)
    Increase in prepaid and other current assets                              (86,700)                     (719,500)
    Decrease in other assets                                                   40,800                        46,300
    Increase in accounts payable and accrued liabilities                      167,700                     3,936,600
                                                                        -------------                 -------------
      Net cash used in operating activities                                (7,118,900)                     (353,000)
                                                                        -------------                 -------------
Cash flows from investing activities
    Purchase of property and equipment                                       (511,400)                   (2,331,600)
    Purchase of short-term investments, net                                         -                   (14,518,200)
                                                                        -------------                 -------------
    Net cash used in investing activities                                    (511,400)                  (16,849,800)
                                                                        -------------                 -------------

Cash flows from financing activities
  Proceeds from issuance of shares of common stock, net                     1,006,300                    27,430,300
  Proceeds from exercise of warrants                                          814,100                             -
  Proceeds from exercise of stock options                                           -                        18,000
  Net borrowings (repayments) under bank loan                               3,628,800                    (1,658,900)
  Proceeds from notes payable                                                 110,600                       501,900
  Payment on notes payable                                                    (97,000)                      (61,600)
                                                                        -------------                 -------------
    Net cash provided by financing activities                               5,462,800                    26,229,700
                                                                        -------------                 -------------

Net increase (decrease) in cash and cash equivalents                       (2,167,500)                    9,026,900
Cash and cash equivalents, beginning of period                              3,845,800                    13,841,400
                                                                        -------------                 -------------
Cash and cash equivalents, end of period                                $   1,678,300                 $  22,868,300
                                                                        =============                 =============


Supplemental disclosure of cash paid during the period for
    Interest                                                            $     275,000                 $     281,700
                                                                        =============                 =============











           See Accompanying Notes to Consolidated Financial Statements

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


1.       GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1996 and cash flows for the six months ended June 30, 1996, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1995, included in the Company's Prospectus dated June 14, 1996.

2.       INITIAL PUBLIC OFFERING

                                                          Additional Paid-In
                                      Common Stock             Capital
                                      ------------        ------------------
                                  Shares      Amount
                                  ------      ------
Balance, January 1, 1996        10,727,100  $   10,700       $ 28,795,000
Exercise of stock options            6,000           -             18,000
Initial public offering          2,530,000       2,600         27,427,700
                                ----------  ----------       ------------

Balance, June 30, 1996          13,263,100  $   13,300       $ 56,240,700
                                ==========  ==========       ============

      In June, 1996, the Company completed its initial public offering ("IPO") of 2,530,000 shares of the Company's common stock. The gross proceeds from the sale of such stock totaled approximately $30.4 million. The Company anticipates that the net proceeds of $27.4 million will be used for research and product development activities relating to the Company's drug delivery technologies (including the Company's share of the funding of the ANCIRC joint venture) and for capital expenditures relating to product development, primarily the establishment of a commercial-scale manufacturing facility for the commercialization of the Company's generic versions of Cardizem CD/registered trademark/ and Dilacor XR/registered trademark/. Abbreviated New Drug Applications for such products were submitted to the Food and Drug Administration in late 1995. The balance of the net proceeds will be used for working capital and other general corporate purposes.

3.    SHORT-TERM INVESTMENTS

     The Company utilizes the provisions of Financial Accounting Standards Board Statement on Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". This statement requires that marketable equity securities and all debt securities be classified into three categories; (i) held to maturity securities, (ii) trading securities and (iii) available for sale securities. The Company's short-term investments are classified as available for sale and, accordingly, the unrealized loss as of June 30, 1996 is reported as a separate component of shareholders' equity. The cost related to short-term investments sold is determined utilizing the specific identification method.

4.     JOINT VENTURE

      Condensed balance sheets and statements of operations for ANCIRC are as follows:

                                        December 31, 1995        June  30,  1996
                                        ------------------       ---------------

Cash                                        $       84,900         $      4,100
Equipment, net                                           -               28,300
                                            --------------         ------------
         Total assets                       $       84,900         $     32,400
                                            ==============         ============

Current liabilities                         $    1,285,200         $    894,800
Partners' deficit                               (1,200,300)            (862,400)
                                            --------------         ------------
         Total liabilities and
         partners' deficit                  $       84,900         $     32,400
                                            ==============         ============

                                      Three  Months  Ended                     Six   Months   Ended
                                             June 30,                                 June 30,
                                    --------------------------             --------------------------------
                                       1995            1996                    1995                 1996
                                    ---------        ---------             -----------         ------------
Research and development
  expenses                          $ 898,600        $ 975,500             $ 1,360,200         $  2,065,800
                                    =========        =========             ===========         ============

Net loss                            $(897,600)       $(973,400)            $(1,356,900)        $ (2,062,400)
                                    =========        =========             ===========         ============

Research and development
  services  provided by Andrx       $ 566,600        $ 676,800             $ 1,091,100         $  1,554,800
                                    =========        =========             ===========         ============

Overhead included in research
  and development services
  provided by Andrx                 $ 364,100        $ 313,000             $   703,200         $    849,200
                                    =========        =========             ===========         ============

         As of December 31, 1995 and June 30, 1996, the Company was due $1,005,000 and $676,800, respectively, from ANCIRC for research and development services rendered. In the December 31, 1995 and June 30, 1996 consolidated balance sheets, such amounts due from the joint venture were offset by $516,500 and $337,300, respectively, representing the amount that Andrx is required to fund to ANCIRC in order to receive the full amount due from the joint venture. In August 1996, the joint venturers were required to make capital contributions to ANCIRC to fund their respective capital accounts. The proceeds of these contributions were utilized by ANCIRC to pay each joint venturers' outstanding balance for services rendered through June 30, 1996. Andrx's capital contribution to ANCIRC was $750,000 and ANCIRC paid $676,800 to the Company.

5. INCOME TAXES

         For the three and six months ended June 30, 1995 and 1996 the Company was not required to provide for federal or state income taxes due to its net losses. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards given the Company's history of net losses. As of June 30, 1996, for financial reporting purposes and federal income tax purposes, the Company has net operating loss carryforwards of approximately $11.7 million and $9.5 million, respectively, which if not utilized, will expire beginning in 2008. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

6.       NET LOSS PER SHARE

         For the three and six months ended June 30, 1996, net loss per share is based on the weighted average number of common shares outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in loss per share.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalents issued at prices below the public offering price during the 12-month period prior to the Company's IPO on June 14, 1996, are required to be included in the calculation of earnings or loss per share, as if they were outstanding for all periods presented, using the treasury stock method. Accordingly, the weighted average number of shares of common stock outstanding for three and six months ended June 30, 1995 have been adjusted to reflect the impact of such additional common stock and common stock equivalents issued below the initial public offering price.

7.       CONTINGENCIES

         The Company is involved in a dispute and two litigation matters, all of which arose in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of the lawsuits may adversely effect the Company. There have been no material developments in any legal matters since the Company's Prospectus dated June 14, 1996.

         For the three and six months ended June 30, 1996, the Company has recorded provisions for $150,000 and $300,000, respectively, for anticipated additional litigation costs related to the Company's Abbreviated New Drug Application for its generic version of Cardizem CD/registered trademark/.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS NOT COMMERCIALIZED ITS FIRST PRODUCT, INCLUDING A HISTORY OF NET LOSSES, UNPROVEN TECHNOLOGY, LACK OF MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, NEED FOR FUTURE CAPITAL AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND THE POSSIBILITY OF PATENT INFRINGEMENT LITIGATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

INTRODUCTION

         Andrx was organized in August 1992 and, in November 1992, commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of generic controlled-release oral pharmaceuticals utilizing its proprietary drug delivery technologies. To date, the distribution operations have generated substantially all of the Company's revenues and the Company expects that revenues from the distribution of generic pharmaceuticals will continue to comprise substantially all of its revenues until the Company receives approvals from the Food and Drug Administration for the marketing of its products and meaningful revenues are achieved from a product developed by the Company. The Company expects to generate negative cash flow and net losses at least through 1997.

         To expedite product development and reduce the Company's development costs, the Company has entered into collaborative agreements with major pharmaceutical companies. The Company is a 50% partner in the ANCIRC joint venture with Watson Pharmaceuticals, Inc. ("Watson") for the development of up to eight controlled-release drugs and has entered into development and licensing agreements with Mylan Laboratories, Inc., Zenith Laboratories, Inc. (a subsidiary of IVAX Corporation) and Watson for four additional controlled-release drugs. Capital contributions to, and net income or losses from, ANCIRC are allocated equally between the Company and Watson. The Company generates revenues from research and development services provided to ANCIRC at cost, resulting in no gross profit.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Total revenues for the three months ended June 30, 1996 ("1996 Quarter") were approximately $20.4 million, an increase of approximately $8.2 million or 67%, as compared to total revenues of approximately $12.2 million for the three months ended June 30, 1995 ("1995 Quarter"). The distribution of generic pharmaceutical products generated revenues of approximately $19.7 million in the 1996 Quarter, an increase of approximately $8.1 million or 70%, from approximately $11.6 million in the 1995 Quarter. The increase in distribution revenues reflects the Company's increased penetration of a growing generic market. The number of customer accounts serviced by the Company increased from approximately 5,500 as of June 30, 1995 to approximately 9,200 as of June 30, 1996 and the number of products offered increased from approximately 1,500 at June 30, 1995 to approximately 2,000 at June 30, 1996. Revenues generated by research and development services to ANCIRC increased to approximately $677,000 in the 1996 Quarter from approximately $567,000 in the 1995 Quarter. This increase resulted from an increase in the Company's research and development efforts on ANCIRC products after the submission of Abbreviated New Drug Applications ("ANDA") in late 1995 for the Company's generic versions of Cardizem CD/registered trademark/ and Dilacor XR/registered trademark/ .

         Gross profit on the distribution of generic pharmaceutical products was 16.7% as a percentage of distribution revenues in the 1996 Quarter, as compared to 17.4% in the 1995 Quarter. The decrease in gross profit as a percentage of distribution revenues is the result of the continuing competition and pricing pressures within the generic industry.

         Selling, general and administrative expenses were approximately $3.1 million in the 1996 Quarter, an increase of approximately $1.0 million or 44% compared to approximately $2.1 million in the 1995 Quarter. This increase was primarily attributable to an increase in selling activities to support the increase in distribution revenues.

         Research and development expenses were approximately $915,000 in the 1996 Quarter, as compared to $442,000 in the 1995 Quarter. Research and development expenses in the 1996 Quarter include a $150,000 provision for anticipated additional litigation costs in connection with the ANDA submitted in late 1995 for the Company's generic version of Cardizem CD/registered trademark/. The filing of an ANDA for a generic version of a brand name pharmaceutical may result in litigation alleging infringement of patents covering the brand name pharmaceutical. Even though the Company believes that its drug delivery technologies do not infringe on any patent rights held by others, the Company evaluates the probability of patent infringement litigation with respect to its ANDA submissions on a case by case basis and, accordingly, will reserve for anticipated legal expenses as it deems appropriate. Additionally, research and development expenses for the 1996 Quarter include the Company's efforts to establish a facility for the commercial-scale manufacture of the Company's generic versions of Cardizem CD/registered trademark/ and Dilacor XR/registered trademark/ for which ANDAs were submitted in late 1995. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of approximately $677,000 in the 1996 Quarter and approximately $567,000 in the 1995 Quarter of which approximately $313,000 and $364,000, respectively, represent overhead allocations.

         The Company's share of losses in ANCIRC was approximately $487,000 in the 1996 Quarter as compared to approximately $539,000 in the 1995 Quarter. The decrease in the Company's share of ANCIRC's losses is the result of the amendment to the ANCIRC agreement on October 30, 1995 whereby, amongst other changes, the Company's interest in ANCIRC was reduced from 60% to 50%.

         Interest expense was approximately $133,000 in the 1996 Quarter as compared to approximately $166,000 in the 1995 Quarter. The decrease was due to the reduction in the interest rate on bank borrowings from the prime rate plus 2.0% to the prime rate plus 1.5% which occurred in January 1996. Such borrowings are utilized to fund the working capital requirements for the Company's distribution operations.

         Interest income was approximately $171,000 in the 1996 Quarter as compared to approximately $46,000 in the 1995 Quarter. The increase in interest income is the result of the net increase in cash, cash equivalents and short-term investments during 1995 and 1996, primarily from the sale of shares of common stock to Watson in August and December 1995, for net proceeds of approximately $13.6 million and the sale of 2,530,000 shares of the Company's common stock in an IPO in June 1996 for gross proceeds of approximately $30.4 million.

         For 1996 and 1995, the Company was not required to provide for federal or state income taxes due to its net losses. As of June 30, 1996, the net operating loss carryforward was approximately $11.7 million for financial reporting purposes and approximately $9.5 million for federal tax purposes, which, if not utilized, will expire in 2008.

         SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         Total revenues for the six months ended June 30, 1996 ("1996 Period") were approximately $39.3 million, an increase of approximately $15.7 million or 66% as compared to total revenues of approximately $23.6 million for the six months ended June 30, 1995 ("1995 Period"). Distribution revenues were approximately $37.8 million in the 1996 Period, an increase of approximately $15.3 million or 68% from approximately $22.5 million in the 1995 Period. The increase in distribution revenues resulted from an increase in the number of customer accounts serviced by the Company and the number of products offered. Revenues generated by research and development services to ANCIRC increased to approximately $1.6 million in the 1996 Period from approximately $1.1 million in the 1995 Period. This increase resulted from an increase in the Company's research and development efforts on ANCIRC products.

         Gross profit on the distribution of generic pharmaceutical products was 16.6% as a percentage of distribution revenues in the 1996 Period, as compared to 17.1% in the 1995 Period. The decrease in gross profit as a percentage of distribution revenues is the result of continuing competition and pricing pressures within the generic industry.

         Selling, general and administrative expenses were approximately $5.8 million the 1996 Period, an increase of approximately $1.9 million or 50% as compared to approximately $3.9 million in the 1995 Period. This increase was primarily attributable to an increase in selling activities to support the increase in distribution revenues.

         Research and development expenses were approximately $1.3 million in the 1996 Period, as compared to $832,000 in the 1995 Period. Research and development expenses in the 1996 Period include a $300,000 provision for anticipated additional litigation costs in connection with the Company's ANDA submitted in late 1995 for the generic version of Cardizem CD/registered trademark/. Additionally, research and development expenses in the 1996 Period include the expenses related to the establishment of a commercial manufacturing facility. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of approximately $1.6 million in the 1996 Period and approximately $1.1 million in 1995 Period of which approximately $849,000 and $703,000, respectively, represent overhead allocations.

         The Company's share of losses in ANCIRC was approximately $1.0 million in the 1996 Period as compared to approximately $814,000 in the 1995 Period. The increase in the Company's share of ANCIRC's losses of approximately $200,000 is the result of the increase in the Company's and Watson's research and development efforts on the ANCIRC products during 1996. The increase in the Company's share of ANCIRC's losses is net of the decrease in the Company's interest in ANCIRC from 60% in the 1995 Period to 50% in the 1996 Period.

         Interest expense was approximately $282,000 in the 1996 Period as compared to $275,000 in the 1995 Period. Although the interest rate on the Company's bank borrowings decreased, interest expense remained relatively constant in the 1996 Period, as compared to the 1995 Period, due to the higher average level of borrowings during the 1996 Period. Such higher level of borrowings were required to finance the higher average level of working capital supporting the growth of the distribution operations.

         Interest income was approximately $315,000 in the 1996 Period as compared to approximately $96,000 in the 1995 Period. The increase in interest income is the result of the net increase in cash, cash equivalents and short term investments during 1995 and 1996, primarily from the sale of shares of the Company's common stock.

         For 1996 and 1995, the Company was not required to provide for federal or state income taxes due to its net losses.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1996, the Company consummated its IPO with gross proceeds of $30.4 million. Prior to June 1996, the Company had financed its operations primarily through private placements of equity securities for net proceeds of $27.9 million and, to a lesser extent, through bank borrowings. As of June 30, 1996, Andrx had $37.4 million in cash, cash equivalents and short-term investments and $38.1 million of working capital.

         Net cash used in operating activities was $353,000 and $7.1 million in the 1996 Period and the 1995 Period, respectively. The net cash used in operating activities in both these periods was primarily attributed to research and development and increases in accounts receivable and inventories, which were offset by the increases in accounts payable and accrued liabilities. The decrease in net cash used in operating activities in the 1996 Period as compared to the 1995 Period was attributed to a larger increase in accounts payable and accrued liabilities which was offset to a lesser extent by the increases in accounts receivable and inventories. Research and development spending includes the Company's contributions to ANCIRC. In 1996 the Company expects to contribute between $2.5 million and $3.0 million to ANCIRC.

         Net cash used in investing activities was $16.8 million and $511,000 in the 1996 Period and 1995 Period, respectively. In June 1996, the Company invested $14.5 million of the proceeds from the IPO in short-term investment grade interest bearing securities. Additionally, in the 1996 Period the Company invested $2.3 million in capital expenditures as compared to $511,000 in the 1995 Period. The capital expenditures in 1996 were primarily for the procurement of manufacturing equipment and construction of the Company's commercial-scale manufacturing facility and in 1995 were primarily for the purchase of laboratory equipment for the Company's research and development programs.

         Net cash provided by financing activities was $26.2 million and $5.5 million in the 1996 Period and the 1995 Period, respectively. Net cash provided by financing activities in the 1996 Period consisted primarily of $27.4 million in net proceeds from the Company's IPO, offset by net repayments on the Company's revolving line of credit of $1.7 million. Net cash provided by financing activities in the 1995 Period consisted primarily of proceeds from the issuance of common stock of $1.8 million and net cash drawn under the Company's revolving line of credit of $3.6 million.

         The Company had an outstanding short-term borrowing balance under its revolving line of credit of $4.4 million as of June 30, 1996 as compared to $6.1 million as of December 31, 1995. Borrowings under the line of credit are only available for financing the Company's drug distribution operations, are secured by all of the assets of that operation and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels and restricts the payment of dividends to the Company by, repayment of loans or advances by the Company to, and certain asset transfers from, the Company's drug distribution subsidiary. In January 1996, the maximum amount available under the revolving line of credit was increased from $8.0 million to $10.0 million and the interest rate was decreased from the prime rate plus 2.0% to the prime rate (8.25% as of August 1, 1996) plus 1.5%.

         The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its current and planned operations through the end of 1997. The Company expects negative cash flows and net losses to continue at least through 1997 because it will use substantial funds for its product development efforts, including the formulation of and bioequivalence studies for its generic controlled-release product candidates and the establishment of commercial-scale manufacturing operations. The Company anticipates that during 1996 and 1997, approximately $15.0 million will be used for research and product development activities (including the Company's share of the funding of the ANCIRC joint venture) and approximately $10.0 million will be used for capital expenditures relating to product development, primarily the establishment of commercial-scale manufacturing operations for the commercialization of the Company's generic versions of Cardizem CD/registered trademark/ and Dilacor XR/registered trademark/. The Company may need additional funding in order to complete research and development for its product candidates and to commercialize these products after receipt of Food and Drug Administration approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when needed or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or to license to third parties products or technologies that the Company would otherwise seek to develop itself.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:
                   11     Computation of Net Loss Per Share
                   27     Financial Data Schedule (EDGAR version only).

              (b)  Reports on Form 8-K:
                    None.

                                ANDRX CORPORATION
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   By /s/ ALAN P. COHEN
                      ------------------------------------
                      Alan P. Cohen
                      Chairman and Chief Executive Officer
                      (Principal Executive Officer)



                   By /s/ ANGELO C. MALAHIAS
                      -------------------------------------
                      Angelo C. Malahias
                      Vice President and Chief Financial Officer
                      (Principal Financial and Accounting Officer)


August 12, 1996