Form 10-Q
period 1996-09-30
ANDRX CORP
filed 1996-11-13
CIK 911755

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                    YES   [X]        NO   [ ]

As of November 1, 1996, 13,378,159 shares of the Registrant's only class of common stock were issued and outstanding.

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                                               PAGE NUMBER
                                                               -----------

              INDEX TO FORM 10-Q                                    2

PART I        FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

              Consolidated Balance Sheets
                as of September 30, 1996 and
                December 31, 1995                                   3

              Consolidated Statements of Operations
                for the three and nine months ended
                September 30, 1996 and 1995                         4

              Consolidated Statements of Cash Flows
                for the nine months ended
                September 30, 1996 and 1995                         5

              Notes to Consolidated Financial Statements            6

   Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations       9

PART II       OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                         16


                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           ASSETS                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                    1996                 1995
                                                                              -----------------    ------------------
                                                                                 (UNAUDITED)

Current assets
   Cash and cash equivalents                                                       $ 5,783,600          $ 13,841,400
   Short-term investments                                                           28,181,700                  --
   Accounts receivable, net of allowances of $893,000 (unaudited) and $574,200
    as of September 30, 1996 and December 31, 1995, respectively                    11,870,800             8,263,400
   Due from joint venture                                                              259,900               488,500
   Inventories                                                                      11,712,100             9,502,000
   Prepaid and other current assets                                                    967,600               130,500
                                                                                 --------------       ---------------

     Total current assets                                                           58,775,700            32,225,800

Property and equipment, net                                                          7,253,700             3,831,100
Other assets                                                                            45,100                91,800
                                                                                 --------------       ---------------

     Total assets                                                                 $ 66,074,500          $ 36,148,700
                                                                                 =============          ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                               $ 11,388,200          $  9,860,000
   Accrued liabilities                                                               3,411,500             1,724,200
   Bank loan                                                                         7,527,000             6,077,500
   Notes payable                                                                       293,100                23,500
   Commitment to joint venture                                                          19,500               139,000
                                                                                 -------------          ------------

       Total current liabilities                                                    22,639,300            17,824,200
                                                                                 -------------          ------------
Commitments and contingencies

Shareholders' equity
  Convertible preferred stock; $0.001 par value,
   1,000,000 shares authorized; no shares issued and
    outstanding as of September 30,1996 (unaudited) and December 31, 1995,
    respectively                                                                          --                    --
  Common stock; $0.001 par value, 25,000,000 shares
    authorized; 13,349,600 (unaudited) and 10,727,100 shares issued and outstanding as of September 30, 1996 and
    December 31, 1995, respectively                                                     13,300                10,700
  Additional paid-in capital                                                        56,787,200            28,795,000
  Accumulated deficit                                                              (13,384,200)          (10,481,200)
  Unrealized gain on short-term investments                                             18,900                  --
                                                                                 --------------        --------------
    Total shareholders' equity                                                      43,435,200            18,324,500
                                                                                 --------------        --------------
    Total liabilities and shareholders' equity                                    $ 66,074,500          $ 36,148,700
                                                                                 =============         ==============

          See Accompanying Notes to Consolidated Financial Statements.



                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                  1996              1995              1996            1995
                                             ---------------------------------   --------------------------------

REVENUES
   Distribution revenues, net                  $ 23,320,600      $ 12,512,300    $  61,097,000      $ 35,008,300
   Research and development services
     to joint venture                               274,400           631,200        1,829,300         1,722,300
   Licensing revenues                                   --            115,000             --             165,000
                                             ---------------    --------------   --------------    --------------
    Total revenues                               23,595,000        13,258,500       62,926,300        36,895,600
                                             ---------------    --------------   --------------    --------------

COST OF REVENUES
   Distribution revenues                         19,477,100        10,267,100       50,975,300        28,922,600
   Research and development services
     to joint venture                               274,400           631,200        1,829,300         1,722,300
                                             ---------------    --------------   --------------    --------------
    Total cost of revenues                       19,751,500        10,898,300       52,804,600        30,644,900
                                             ---------------    --------------   --------------    --------------

Gross profit                                      3,843,500         2,360,200       10,121,700         6,250,700
                                             ---------------    --------------   --------------    --------------

OPERATING EXPENSES
   Selling, general and administrative            3,493,000         2,057,900        9,333,000         5,944,400
   Research and development                       1,174,500           806,700        2,499,400         1,638,800
   Equity in losses of joint venture                352,800           483,800        1,384,000         1,298,000
                                             ---------------    -------------    --------------    --------------
    Total operating expenses                      5,020,300         3,348,400       13,216,400         8,881,200
                                             ---------------    --------------   --------------    --------------

LOSS FROM OPERATIONS                             (1,176,800)         (988,200)      (3,094,700)       (2,630,500)

Interest expense                                   (288,700)         (172,200)        (570,300)         (447,200)
Interest income                                     447,400            32,600          762,000           128,700
Other income, net                                      --              31,300             --              64,600
                                             ---------------    --------------   --------------    --------------

NET LOSS                                      $  (1,018,100)     $ (1,096,500)     $(2,903,000)     $ (2,884,400)
                                             ===============   ================  ==============    ==============
NET LOSS PER SHARE                            $       (0.08)     $      (0.11)     $     (0.25)     $      (0.31)
                                             ===============   ===============  ================   ==============
WEIGHTED AVERAGE SHARES OF
    COMMON STOCK OUTSTANDING                     13,297,000         9,652,400       11,734,000         9,252,100
                                             ================   ==============   ==============    ==============




          See Accompanying Notes to Consolidated Financial Statements.



                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 1996               SEPTEMBER 30, 1995
                                                                  ---------------------            ----------------------

Cash flows from operating activities
  Net loss                                                               $ (2,903,000)                $ (2,884,400)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization                                             757,000                      620,800
    Provision for (write-off of) receivables, net                             318,800                      (85,400)
    Equity in losses of joint venture                                       1,384,000                    1,298,000
    Contributions to joint venture                                         (2,005,500)                  (1,200,000)
    Increase in accounts receivable                                        (3,926,200)                  (2,152,900)
    (Increase) decrease in due from joint venture                             730,600                      (54,600)
    Increase in inventories                                                (2,210,100)                  (2,925,100)
    Increase in prepaid and other current assets                             (837,100)                     (15,700)
    Decrease in other assets                                                   46,700                       54,900
    Increase in accounts payable and accrued liabilities                    3,215,500                       61,700
    Decrease in unearned revenue                                                 --                       (115,000)
                                                                       --------------                -------------
      Net cash used in operating activities                                (5,429,300)                  (7,397,700)
                                                                       --------------                -------------

Cash flows from investing activities
    Purchase of property and equipment                                     (4,179,600)                  (1,085,500)
    Purchase of short-term investments, net                               (28,162,800)                        --
                                                                       --------------                -------------
    Net cash used in investing activities                                 (32,342,400)                  (1,085,500)
                                                                       --------------                -------------

Cash flows from financing activities

  Proceeds from issuance of shares of common stock, net                    27,430,200                    2,006,300
  Proceeds from exercise of stock options and warrants                        564,600                      814,100
  Net borrowings under bank loan                                            1,449,500                    3,175,800
  Proceeds from notes payable                                                 501,900                      110,600
  Payment on notes payable                                                   (232,300)                    (157,000)
                                                                       --------------                -------------
    Net cash provided by financing activities                              29,713,900                    5,949,800
                                                                       --------------                -------------

Net decrease in cash and cash equivalents                                  (8,057,800)                  (2,533,400)
Cash and cash equivalents, beginning of period                             13,841,400                    3,845,800
                                                                       --------------                -------------
Cash and cash equivalents, end of period                                 $  5,783,600                $   1,312,400
                                                                       ==============                =============

Supplemental disclosure of cash paid during the period for
    Interest                                                             $    570,300                $     447,200
                                                                       ==============                =============



           See Accompanying Notes to Consolidated Financial Statements

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.    GENERAL

     In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1996 and cash flows for the nine months ended September 30, 1996, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1995, included in the Company's Prospectus dated June 14, 1996.

2.    BANK LOAN

     In October 1996, the Company amended its line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate (8.25% as of September 30, 1996) plus 1.5% to the prime rate plus 1.0%, and the unused commitment fee was reduced from .5% to .25%. Additionally, the amendment provides for, under certain circumstances, the payment of dividends, repayments and advances from the Company's distribution subsidiary to Andrx and its other subsidiaries. As of September 30, 1996, approximately $1.0 million was available for such distributions.

3.    INCOME TAXES

     For the three and nine months ended September 30, 1996 and 1995 the Company was not required to provide for federal or state income taxes due to its net losses. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards given the Company's history of net losses. As of September 30, 1996, for financial reporting purposes and federal income tax purposes, the Company has net operating loss carryforwards of approximately $12.6 million and approximately $10.3 million, respectively, which if not utilized, will expire beginning in 2008. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

4.     JOINT VENTURE

     Condensed balance sheets and statements of operations for ANCIRC, the Company's 50/50 joint venture with Watson Pharmaceuticals, Inc., are as follows:

                                       SEPTEMBER 30, 1996             DECEMBER 31, 1995
                                       ------------------             ------------------

Cash                                    $   517,600                     $      84,900
Equipment, net                               26,700                              --
                                        -----------                     -------------
      Total assets                      $   544,300                     $      84,900
                                        ===========                     =============

Current liabilities                     $   612,200                     $   1,285,200
Partners' deficit                           (67,900)                       (1,200,300)
                                        -----------                     -------------
        Total liabilities and
        partner's deficit               $   544,300                     $      84,900
                                        ===========                     =============

                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                 1996             1995                   1996              1995
                               ------------     ------------           -------------     ------------

Research and development
           expenses            $    710,700      $   811,600           $   2,776,400     $  2,171,800
                               ============      ===========           =============     ============

Net loss                       $   (705,500)     $  (806,400)          $  (2,767,900)    $ (2,163,300)
                               ============      ===========           =============     ============


         As of September 30, 1996 and December 31, 1995, the Company was due $274,400 and $1,005,000, respectively, from ANCIRC for research and development services rendered. In the September 30, 1996 and December 31, 1995 consolidated balance sheets, such amounts due from the joint venture were offset by $14,500 and $516,500, respectively, representing the amount that Andrx is required to fund to ANCIRC in order to receive the full amount due from the joint venture.

         In November 1996, the joint venturers were required to make capital contributions to ANCIRC to fund their respective capital accounts. The proceeds of these contributions were utilized by ANCIRC to pay each joint venturers' outstanding balance for services rendered through September 30, 1996. Andrx's capital contribution to ANCIRC was $500,000 and ANCIRC paid $274,400 to the Company.

5.       NET LOSS PER SHARE

         For the three and nine months ended September 30, 1996, net loss per share is based on the weighted average number of common shares outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in loss per share.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalents issued at prices below the public offering price during the 12-month period prior to the Company's IPO on June 14, 1996, are required to be included in the calculation of earnings or loss per share, as if they were outstanding for all periods presented, using the treasury stock method. Accordingly, the weighted average number of shares of common stock outstanding for three and nine months ended September 30, 1995 have been adjusted to reflect the impact of such additional common stock and common stock equivalents issued below the initial public offering price.

6.       CONTINGENCIES

         The Company is involved in a dispute and two litigation matters, all of which arose in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of the lawsuits may adversely effect the Company. There have been no material developments in any legal matters since the Company's Prospectus dated June 14, 1996.

         For the three and nine months ended September 30, 1996, the Company has recorded provisions for $150,000 and $450,000, respectively, for anticipated additional litigation costs related to the Company's Abbreviated New Drug Application for its generic version of Cardizem CD/registered trademark/.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY EFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS NOT COMMERCIALIZED ITS FIRST PRODUCT, INCLUDING A HISTORY OF NET LOSSES, UNPROVEN TECHNOLOGY, LACK OF MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, NEED FOR FUTURE CAPITAL AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND THE POSSIBILITY OF PATENT INFRINGEMENT LITIGATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

INTRODUCTION

         Andrx was organized in August 1992 and, in November 1992, commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of generic controlled-release oral pharmaceuticals utilizing its proprietary drug delivery technologies. To date, the distribution operations have generated substantially all of the Company's revenues and the Company expects that revenues from the distribution of generic pharmaceuticals will continue to comprise substantially all of its revenues until the Company receives approvals from the U.S. Food and Drug Administration ("FDA") for the marketing of its products and meaningful revenues are achieved from a product developed by the Company. The Company expects to generate negative cash flow and net losses at least through 1997.

         To expedite product development and reduce the Company's development costs, the Company has entered into collaborative agreements with major pharmaceutical companies. The Company is a 50% partner in the ANCIRC joint venture with Watson Pharmaceuticals, Inc. ("Watson") for the development of up to eight controlled-release drugs and has entered into development and licensing agreements with Mylan Laboratories, Inc., Zenith Laboratories, Inc. (a subsidiary of IVAX Corporation) and Watson for four additional controlled-release drugs. Capital contributions to, and net income or losses from, ANCIRC are allocated equally between the Company and Watson. The Company generates revenues from research and development services provided to ANCIRC, which services are rendered at cost, resulting in no gross profit.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Total revenues for the three months ended September 30, 1996 ("1996 Quarter") were approximately $23.6 million, an increase of approximately $10.3 million or 77.9%, as compared to total revenues of approximately $13.3 million for the three months ended September 30, 1995 ("1995 Quarter"). The distribution of generic pharmaceutical products generated revenues of approximately $23.3 million in the 1996 Quarter, an increase of approximately $10.8 million or 86.4%, from approximately $12.5 million in the 1995 Quarter. The increase in distribution revenues reflects the Company's increased penetration of the generic market. Revenues generated by research and development services to ANCIRC decreased to approximately $274,000 in the 1996 Quarter from approximately $631,000 in the 1995 Quarter. This reflects a decrease in the amount of research and development services provided by Andrx to ANCIRC.

         Gross profit on the distribution of generic pharmaceutical products was 16.5% as a percentage of distribution revenues in the 1996 Quarter, as compared to 17.9% in the 1995 Quarter. The decrease in gross profit as a percentage of distribution revenues is the result of the continuing competition and pricing pressures within the generic industry. The Company expects that such competition and pressures could continue to decrease the Company's gross profit percentage in future periods.

         Selling, general and administrative expenses were approximately $3.5 million in the 1996 Quarter, an increase of approximately $1.4 million or 69.7% as compared to approximately $2.1 million in the 1995 Quarter. This increase was primarily attributable to an increase in selling activities to support the increase in distribution revenues. Selling, general and administrative expenses were 14.8% of total revenues in the 1996 Quarter, as compared to 15.5% in the 1995 Quarter.

         Research and development expenses were approximately $1,175,000 in the 1996 Quarter, as compared to $807,000 in the 1995 Quarter. Research and development expenses in the 1996 Quarter include a $150,000 provision for anticipated additional litigation costs in connection with the Abbreviated New Drug Application ("ANDA") submitted in late 1995 for the Company's generic version of Cardizem CD/registered trademark/. The filing of an ANDA for a generic version of a brand name pharmaceutical may result in litigation alleging infringement of patents covering the brand name pharmaceutical. Even though the Company believes that its drug delivery technologies do not infringe on any patent rights held by others, the Company evaluates the probability of patent infringement litigation with respect to its ANDA submissions on a case by case basis and, accordingly, will reserve for anticipated legal expenses as it deems appropriate. Additionally, research and development expenses for the 1996 Quarter include the Company's efforts to establish a facility for the commercial-scale manufacture of the Company's generic versions of Cardizem CD/registered trademark/ and Dilacor XR/registered trademark/ for which ANDAs were submitted in late 1995. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of approximately $274,000 in the 1996 Quarter and approximately $631,000 in the 1995 Quarter.

         The Company's equity in losses of the ANCIRC joint venture was approximately $353,000 in the 1996 Quarter as compared to approximately $484,000 in the 1995 Quarter. The Company's share of ANCIRC's losses was decreased from 60% to 50% effective October 30, 1995 in connection with an amendment to the ANCIRC agreement. ANCIRC's losses decreased to $706,000 in the 1996 Quarter as compared to $806,000 in the 1995 Quarter primarily due to the decrease in the services rendered to ANCIRC by the Company, offset by the increase in services rendered to ANCIRC by Watson.

         Interest expense was approximately $289,000 in the 1996 Quarter as compared to approximately $172,000 in the 1995 Quarter. The increase was a result of a higher average level of borrowings during the 1996 Quarter. Such borrowings are utilized to fund the working capital requirements for the Company's distribution operations.

         Interest income was approximately $447,000 in the 1996 Quarter as compared to approximately $33,000 in the 1995 Quarter. The increase in interest income is the result of the net increase in cash, cash equivalents and short-term investments during 1995 and 1996, primarily from the sale of shares of common stock to Watson in August and December 1995, for net proceeds of approximately $13.6 million, and the sale of 2,530,000 shares of the Company's common stock in an Initial Public Offering ("IPO") in June 1996 for gross proceeds of approximately $30.4 million.

         For 1996 and 1995, the Company was not required to provide for federal or state income taxes due to its net losses. As of September 30, 1996, the net operating loss carryforward was approximately $12.6 million for financial reporting purposes and approximately $10.3 million for federal tax purposes, which, if not utilized, will expire in 2008.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Total revenues for the nine months ended September 30, 1996 ("1996 Period") were approximately $62.9 million, an increase of approximately $26.0 million or 70.6% as compared to total revenues of approximately $36.9 million for the nine months ended September 30, 1995 ("1995 Period"). Distribution revenues were approximately $61.1 million in the 1996 Period, an increase of approximately $26.1 million or 74.5% from approximately $35.0 million in the 1995 Period. The increase in distribution revenues reflects the Company's increased penetration of the generic market. Revenues generated by research and development services to ANCIRC increased to approximately $1.8 million in the 1996 Period from approximately $1.7 million in the 1995 Period. This increase resulted from an increase in the Company's research and development efforts on ANCIRC products.

         Gross profit on the distribution of generic pharmaceutical products was 16.6% as a percentage of distribution revenues in the 1996 Period, as compared to 17.4% in the 1995 Period. The decrease in gross profit as a percentage of distribution revenues is the result of continuing competition and pricing pressures within the generic industry. The Company expects that such competition and pressures could continue to decrease the Company's gross profit percentage in future periods.

         Selling, general and administrative expenses were approximately $9.3 million the 1996 Period, an increase of approximately $3.4 million or 57.0% as compared to approximately $5.9 million in the 1995 Period. This increase was primarily attributable to an increase in selling activities to support the increase in distribution revenues. Selling, general and administrative expenses were 14.8% of total revenues in the 1996 Period, as compared to 16.1% in the 1995 Period.

         Research and development expenses were approximately $2.5 million in the 1996 Period, as compared to $1.6 million in the 1995 Period. Research and development expenses in the 1996 Period include a $450,000 provision for anticipated additional litigation costs in connection with the Company's ANDA submitted in late 1995 for the generic version of Cardizem CD/registered trademark/. Additionally, research and development expenses in the 1996 Period include the expenses related to the establishment of a commercial-scale manufacturing facility. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of approximately $1.8 million in the 1996 Period and approximately $1.7 million in 1995 Period.

         The Company's equity in losses of joint venture was approximately $1.4 million in the 1996 Period as compared to approximately $1.3 million in the 1995 Period. The Company's share of ANCIRC's losses was decreased from 60% to 50% effective October 30, 1995 in connection with an amendment to the ANCIRC agreement. ANCIRC's losses increased to $2.8 million in the 1996 Period as compared to $2.2 million in the 1995 Period due to the increase in the research and development services rendered by the Company and Watson to ANCIRC during the 1996 Period.

         Interest expense was approximately $570,000 in the 1996 Period as compared to $447,000 in the 1995 Period. Although the interest rate on the Company's bank borrowings decreased effective January 1996, interest expense increased in the 1996 Period as compared to the 1995 Period, due to the higher average level of borrowings during the 1996 Period. Such higher level of borrowings were required to finance the higher average level of working capital supporting the growth of the distribution operations.

         Interest income was approximately $762,000 in the 1996 Period as compared to approximately $129,000 in the 1995 Period. The increase in interest income is the result of the net increase in cash, cash equivalents and short-term investments during 1995 and 1996, primarily from the sale of shares of the Company's common stock.

         For 1996 and 1995, the Company was not required to provide for federal or state income taxes due to its net losses.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1996, the Company consummated its IPO which generated gross proceeds of $30.4 million. Prior thereto, the Company had financed its operations primarily through private placements of equity securities which generated proceeds of $27.9 million and, to a lesser extent, through bank borrowings. As of September 30, 1996, Andrx had $34.0 million in cash, cash equivalents and short-term investments and $36.1 million of working capital.

         Net cash used in operating activities was $5.4 million and $7.4 million in the 1996 Period and the 1995 Period, respectively. The net cash used in operating activities in both these periods was primarily attributed to research and development and increases in accounts receivable and inventories, which were offset by the increases in accounts payable and accrued liabilities. The decrease in net cash used in operating activities in the 1996 Period as compared to the 1995 Period was attributed to a larger increase in accounts payable and accrued liabilities which was offset to a lesser extent by the increases in accounts receivable and inventories. Research and development spending includes the Company's contributions to ANCIRC. In 1996 the Company expects to contribute approximately $2.5 million to ANCIRC.

         Net cash used in investing activities was $32.3 million and $1.1 million in the 1996 Period and 1995 Period, respectively. In June 1996, the Company invested $28.2 million of the proceeds from the IPO in short-term investment grade interest bearing securities. Additionally, in the 1996 Period the Company invested $4.2 million in capital expenditures as compared to $1.1 million in the 1995 Period. The capital expenditures in the 1996 Period were primarily for the procurement of manufacturing equipment and construction of the Company's commercial-scale manufacturing facility and in the 1995 Period were primarily for the purchase of laboratory equipment for the Company's research and development programs.

         Net cash provided by financing activities was $29.7 million and $5.9 million in the 1996 Period and the 1995 Period, respectively. Net cash provided by financing activities in the 1996 Period consisted primarily of $27.4 million in net proceeds from the Company's IPO, $600,000 from the issuance of shares in connection with the exercise of stock options and warrants, and net cash drawn under the Company's revolving line of credit of $1.4 million. Net cash provided by financing activities in the 1995 Period consisted primarily of proceeds from the issuance of common stock of $2.8 million and net cash drawn under the Company's revolving line of credit of $3.2 million.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's revolving line of credit of $7.5 million as of September 30, 1996 as compared to $6.1 million as of December 31, 1995. Borrowings under the line of credit are only available for the financing of the Company's distribution operations, are secured by all of the assets of that operation and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels, and prior to the October 1996 amendment described below, restricted the payment of dividends to the Company by, repayment of loans or advances by the Company to, and certain asset transfers from, the Company's distribution subsidiary. In January 1996, the maximum amount available under the revolving line of credit was increased from $8.0 million to $10.0 million and the interest rate was decreased from the prime rate (8.25% as of September 30, 1996) plus 2.0% to the prime rate plus 1.5%. In October, 1996, the Company further amended the line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate plus 1.5% to the prime rate plus 1.0%, and the unused commitment fee was reduced from
 .5% to .25%. Additionally, the amendment provides for, under certain circumstances, the payment of dividends, repayments and advances from the Company's distribution subsidiary to Andrx and its subsidiaries. As of September 30, 1996, approximately $1.0 million was available for such distributions.

         The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its current and planned operations through the end of 1997. The Company expects negative cash flows and net losses to continue at least through 1997 because it will use substantial funds for its product development efforts, including the formulation of and bioequivalence studies for its generic controlled-release product candidates, and for the establishment of commercial-scale manufacturing operations. The Company anticipates that during 1996 and 1997, approximately $15.0 million will be used for research and product development activities (including the Company's share of the funding of the ANCIRC joint venture) and approximately $10.0 million will be used for capital expenditures relating to product development, primarily the establishment of commercial-scale manufacturing operations for the commercialization of the Company's generic versions of Cardizem CD/registered trademark/ and Dilacor XR/registered trademark/. The Company may need additional funding in order to complete research and development for its product candidates and to commercialize these products after receipt of FDA approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when needed or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or to license to third parties products or technologies that the Company would otherwise seek to develop itself.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   10.28 Sixth Amendment to the Loan and Security Agreement by and between Congress Financial Corporation (Florida) and Registrant

                   11       Computation of Net Loss Per Share

                   27       Financial Data Schedule

              (b)  Reports on Form 8-K:
                    None.

                                ANDRX CORPORATION
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              By     /s/ ALAN P. COHEN
                                 ----------------------------------------------
                                   Alan P. Cohen
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)




                              By    /s/ ANGELO C. MALAHIAS
                                 ----------------------------------------------
                                   Angelo C. Malahias
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

November 8, 1996