Form 10-K
period 1996-12-31
ANDRX CORP
filed 1997-03-28
CIK 911755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28454
                            ------------------------

                               ANDRX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------
                   FLORIDA                               65-0366879
        (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

         4001 SOUTHWEST 47TH AVENUE
         FORT LAUDERDALE, FLORIDA                          33314
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                 (954) 584-0300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001
                                                            PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON MARCH 14, 1997 IS: 13,549,613

         THE AGGREGATE MARKET VALUE, AS OF MARCH 14, 1997, OF SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS APPROXIMATELY $124,628,200.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant will file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1996. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

                           FORWARD-LOOKING STATEMENTS

         Andrx Corporation and subsidiaries ("Andrx" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may effect the Company's results include, but are not limited to, the risks and uncertainties associated with a drug delivery company which has not commercialized its first product, including a history of net losses, unproven technology, lack of manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, the Company is subject to the risks and uncertainties associated with all drug delivery companies, including compliance with government regulations and the possibility of patent infringement litigation. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission").



                                     PART I

ITEM 1.  BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

         Andrx is engaged in the formulation and commercialization of controlled-release oral pharmaceuticals utilizing the Company's proprietary drug delivery technologies. Pharmaceutical companies are increasingly utilizing controlled-release drug delivery technologies to improve drug therapy. Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. These technologies also allow for the development of "patient-friendly" dosage forms, which reduce the frequency of drug administration, thus improving patient compliance. Controlled-release pharmaceuticals can be especially beneficial for certain patient populations, such as the elderly, who often require several medications with differing dosing regimens.

         To date, the Company has developed six distinct drug delivery technologies that are patented or for which patent applications have been filed. The Company believes that its technologies are relatively flexible and can be modified to apply to a variety of pharmaceutical products. The Company also believes that major pharmaceutical companies that do not possess controlled-release drug delivery technology expertise will rely upon third parties such as Andrx to develop such technologies for their product candidates.

         The Company is applying its proprietary drug delivery technologies and formulation skills initially to the development of generic versions of selected high sales volume, controlled-release brand name pharmaceuticals, for which marketing exclusivity or patent rights have expired or are near expiration. Generic pharmaceuticals are therapeutic equivalents of brand name drugs for which marketing exclusivity or patent rights have expired. In late 1995, the Company submitted Abbreviated New Drug Applications ("ANDAs") to the U.S. Food and Drug Administration (the "FDA") covering generic versions of Cardizem CD(R), which is marketed by Hoechst Marion Roussel, Inc. ("HMR") and Dilacor XR(R), which is marketed by Rhone-Poulenc Rorer, Inc. ("RPR"). The Company currently has 15 additional generic controlled-release drugs under development. Of these product candidates, 14 are in various phases of bioequivalence studies and one is in formulation development. The Company is evaluating other potential product candidates.

         To expedite product development and reduce the Company's development costs, the Company has entered into collaborative arrangements with major generic pharmaceutical companies. Andrx is a 50% partner in a joint venture known as ANCIRC with Watson Pharmaceuticals, Inc. ("Watson") for the development of up to eight controlled-release generic pharmaceuticals and has entered into development and licensing agreements with Zenith Laboratories, Inc., a subsidiary of IVAX Corporation ("IVAX") and Watson for three additional controlled-release products. Watson owns approximately 16% of the Company's presently outstanding Common Stock and has warrants to acquire additional shares of Common Stock.

         Andrx believes that the drug delivery technologies it uses for the development of generic controlled-release pharmaceuticals will also have application to the development of brand name controlled-release pharmaceuticals of existing chemical entities whose exclusivity or patent rights have expired or are near expiration. The Company does not intend to develop new chemical entities. To develop and commercialize this opportunity, the Company is exploring possible applications of its technologies and will be utilizing clinical research organizations to conduct the appropriate studies. The Company also plans to work with brand name pharmaceutical companies in two basic ways:
(i) by developing controlled-release formulations of existing immediate-release drugs and (ii) by applying its drug delivery technologies to the formulation of new drugs under development by these pharmaceutical companies. In addition to the potential for improving drug efficacy, the Company believes that its drug delivery technologies will provide pharmaceutical companies with the opportunity to enhance the commercial value of their new drug product candidates.

         The Company is a party to a collaborative arrangement with Sepracor, Inc. ("Sepracor"). Pursuant to such agreement, Andrx is using one of its controlled-release drug delivery technologies to formulate a once-a-day version of fexofenadine (formerly known as terfenadine carboxylate), an antihistamine being developed by Sepracor. A twice-a-day version of this drug was approved by the FDA in 1996, and is marketed in the U.S. under the brand name Allegra(R) by HMR. Andrx has also entered into an agreement with another pharmaceutical company to apply one of its technologies to that company's marketed brand name product in an attempt to develop a once-a-day version of that product. If that company then wishes to utilize Andrx's technology in connection with its product, the parties will attempt to negotiate a licensing agreement.

         In addition to developing controlled-release pharmaceuticals, the Company markets and distributes generic drugs manufactured by third parties. These operations have generated substantially all of the Company's revenues to date, including 1996 revenues of $86.7 million. The Company's customer base consists primarily of independent pharmacies, regional pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups. The Company currently utilizes operating profit from its generic pharmaceutical distribution operations to offset a portion of the Company's overall administrative costs. These operations also provide Andrx with an ability to directly observe and participate in developments and trends in the generic pharmaceutical industry. The Company plans to use its distribution operations to assist in the marketing of generic controlled-release products developed by the Company and its collaborative partners.

         In June 1996, the Company completed its initial public offering (the "IPO") of 2,530,000 shares of the Company's Common Stock at $12.00 per share. The net proceeds of the IPO of $27.4 million are being used for research and product development activities relating to the Company's drug delivery technologies (including the Company's shares of the funding of the ANCIRC joint venture) and for capital expenditures relating to product development, primarily the establishment of a commercial-scale manufacturing facility for the commercialization of the Company's generic versions of Cardizem CD(R) and Dilacor XR(R). The balance of the net proceeds is being used for working capital and other general corporate purposes.

         The Company was incorporated on August 28, 1992 under the name "Andrx Pharmaceuticals, Inc." and commenced operations and assumed its present name in November of that year. The Company's executive offices are located at 4001 Southwest 47th Avenue, Suite 201, Ft. Lauderdale, Florida 33314, and the Company's telephone number is (954) 584-0300. Unless the context otherwise requires, references herein to "Andrx" or the "Company" are to Andrx Corporation and its subsidiaries.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Not applicable

(C)      NARRATIVE DESCRIPTION OF BUSINESS

NEED FOR CONTROLLED-RELEASE DRUG DELIVERY TECHNOLOGY

         To date, most orally administered prescription pharmaceutical products have been available only in immediate-release formulations. These formulations, although efficacious, may at times result in unwanted side effects due to high initial drug concentrations in the blood and may be inconvenient to patients requiring multiple drug administrations each day. Over the last decade, new controlled-release drug delivery technologies have been developed to eliminate or reduce certain disadvantages of immediate-release drugs. Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms, and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. These technologies also allow for the development of "patient-friendly" dosage forms which reduce the frequency of drug administration, thereby offering improved patient compliance. Controlled-release pharmaceuticals can be especially beneficial for certain patient populations, such as the elderly, who often require several medications with differing dosing regimens.

         The Company believes the market for advanced drug delivery systems is large and is growing rapidly.


GENERIC PHARMACEUTICAL MARKET

         Generic pharmaceuticals are therapeutic equivalents of brand name drugs for which patents or marketing exclusivity rights have expired. The Company believes that the market for generic drugs has grown in recent years due to a number of factors, including the expiration of patents on a number of brand name drugs with significant revenues, the availability of an abbreviated testing and approval process, the ability of the pharmacist to substitute generic drugs for brand name drugs and increased acceptance of the quality of these drugs. In addition, reimbursement trends affecting the pharmaceutical industry, including large volume purchasers, preferred provider organizations and health maintenance organizations, are increasing the demand for lower cost pharmaceuticals.

ANDRX'S PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         The Company is developing and applying multiple drug delivery technologies to control the release characteristics of a variety of orally-administered drugs. To date, the Company has developed six distinct drug delivery technologies that are patented or for which patent applications have been filed. These controlled-release technologies were designed specifically for a drug that was being formulated. The Company believes that its technologies are relatively flexible and can be modified to apply to a variety of pharmaceutical products.

         The Company's drug delivery technologies utilize a variety of polymers and other materials to encapsulate or entrap the active drug compound and to release the drug at varying rates at predetermined locations in the gastrointestinal tract. In developing an appropriate drug delivery technology for a particular drug candidate, the Company considers such factors as: (i) the desired release rates of the drug; (ii) the physico-chemical properties of the drug; (iii) the physiology of the gastrointestinal tract and the manner in which the drug will be absorbed during passage through the gastrointestinal tract; and
(iv) the effect of food on the absorption rate and transit time of the drug.

         The following summarizes the Company's drug delivery technologies.

DRUG DELIVERY TECHNOLOGY           DESCRIPTION
------------------------           -----------

PELLETIZED PULSATILE       PPDS is designed for use with products that require a
DELIVERY SYSTEM ("PPDS")   pulsed release of the drug. This technology uses
                           pellets that are coated with specific polymers and agents to control the release rate of the microencapsulated drug. By varying the proportion and composition of the polymer mixtures, the release rate of the drug may be specifically controlled. PPDS technology is employed in the Company's generic version of Cardizem CD(R).

SINGLE COMPOSITION OSMOTIC SCOT utilizes various osmotic modulating agents as
TABLET SYSTEM ("SCOT")     well as polymer coatings to provide a zero-order
                           release of a drug (a constant rate of release). SCOT technology is being employed in the development of the Company's generic versions of Procardia XL(R), Glucotrol XL(R), Efidac/24(R) and Covera HS(R).

SOLUBILITY MODULATING      SMHS is designed for products utilizing a
HYDROGEL SYSTEM ("SMHS")   hydrogel-based dosage system that provides for
                           sustained release without the need to use special coatings or structures which add to the cost of manufacture. This technology avoids the "initial burst effect" commonly observed with other sustained-release hydrogel formulations. SMHS technology is employed in the Company's generic version of Dilacor XR(R).

DELAYED PULSATILE          DPHS is designed for use with hydrogel matrix
HYDROGEL SYSTEM ("DPHS")   products that are characterized by an initial
                           zero-order release of drug followed by a rapid release. This release profile is achieved by the blending of selected hydrogel polymers to achieve a delayed pulse. DPHS technology is being employed in the development of the Company's generic version of Adalat CC(R).

PELTAB SYSTEM ("PELTAB")   Peltab utilizes polymer-coated drug pellets or drug
                           crystals which are manufactured into tablets. In order to provide a controlled release, a water insoluble polymer is used to coat discrete drug pellets or drug crystals which then can resist the action of fluids in the gastrointestinal tract. This technology incorporates a strong polymer coating enabling the coated pellets to be compressed into tablets without significant breakage. Peltab technology is being employed in the development of the Company's generic version of K-Dur(R).

PORTAB SYSTEM ("PORTAB")   Portab is designed for controlled release dosage
                           forms which utilize an osmotic core typically containing a water soluble drug. The core includes a water soluble component and a continuous polymer coating. The purpose of the swelling agent is to expand the core and thereby create micro porous channels through which the drug is released. None of the Company's current product candidates employ Portab technology.

         The Company has obtained ten U.S. patents and has filed eight additional U.S. patent applications and various foreign patent applications relating to its drug delivery technologies. The Company is applying several other proprietary controlled-release drug delivery technologies in its product development programs and continues to develop new technologies for which it may seek patent protection.

PRODUCT DEVELOPMENT

         GENERIC CONTROLLED-RELEASE PHARMACEUTICALS

         The Company's product development strategy has been to apply its proprietary drug delivery technologies and formulation skills initially to the development of generic versions of selected high sales volume, controlled-release brand name pharmaceuticals, for which marketing exclusivity or patent rights have expired or are near expiration. In late 1995, the Company submitted ANDAs covering generic versions of Cardizem CD(R) and Dilacor XR(R). The brand name versions of these drugs had combined 1996 U.S. sales of approximately $860 million. The Company currently has 15 additional generic versions of brand name controlled-release drugs under development, the brand name versions of which had combined 1996 U.S. sales of approximately $4 billion. Of these product candidates, 14 are in various phases of bioequivalence studies and one is in various phases of formulation development. The Company is evaluating other potential product candidates.



         The following table sets forth certain information with respect to the
Company's product candidates.
                                          ANDRX DRUG
                                           DELIVERY
                                          TECHNOLOGY              COLLABORATIVE ARRANGEMENTS(2)
DEVELOPMENT STATUS/BRAND NAME             EMPLOYED(1)            U.S.              INTERNATIONAL
-----------------------------           ---------------         ------             -------------
ANDA FILED:
   Cardizem CD(R)                              PPDS               --                 YSP
   Dilacor XR(R)                               SMHS               --               Purzer
BIOEQUIVALENCE STUDIES:
   Procardia XL(R)                             SCOT             ANCIRC             ANCIRC
   Trental(R)                           Proprietary             ANCIRC             ANCIRC
   Adalat CC(R)                                DPHS             ANCIRC             ANCIRC
   K-Dur(R)                                  Peltab              IVAX                YSP
   Seldane D(R)(3)                      Proprietary              Mylan               YSP
   Oruvail(R)                           Proprietary             ANCIRC             ANCIRC
   Verelan(R)                           Proprietary             Watson               --
   Glucotrol XL(R)                             SCOT             ANCIRC             ANCIRC
   Efidac/24(R)                                SCOT             ANCIRC             ANCIRC
   Sudafed(R)12-hour                    Proprietary             Watson               --
   Voltaren XR(R)                       Proprietary             ANCIRC             ANCIRC
   Covera HS(R)                                SCOT             ANCIRC             ANCIRC
   Naprelan(R)                          Proprietary               --                 --
   Tiazac(R)                            Proprietary               --                 --
FORMULATION:
   Prilosec(R)                          Proprietary               --                 --

---------------
(1) Proprietary means that Andrx is applying a drug delivery technology other than the six drug delivery technologies previously described.
(2) For a description of these collaborative arrangements, see "--Collaborative Arrangements."
(3) The future of this product candidate is uncertain, see "--Product Descriptions."


    PRODUCT DESCRIPTIONS

    CARDIZEM CD(R) is a once-a-day controlled-release formulation of diltiazem hydrochloride, a calcium channel blocking agent, indicated for hypertension and for the management of chronic stable angina. Cardizem CD(R) is marketed by HMR.

    DILACOR XR(R) is a once-a-day controlled-release version of diltiazem hydrochloride, a calcium channel blocking agent indicated for hypertension and for the management of chronic stable angina. Dilacor XR(R) is marketed by RPR.

    PROCARDIA XL(R) is a once-a-day controlled-release version of nifedipine, a calcium channel blocking agent indicated for hypertension, vasospastic angina and chronic stable angina. Procardia XL(R) is marketed by the Pratt Pharmaceuticals division of Pfizer, Inc.

    TRENTAL(R) is a controlled-release tablet form of pentoxifylline which is administered three times daily and is indicated for use in patients with chronic occlusion of arteries of the limbs. It acts to improve the flow properties of blood by decreasing its viscosity. The patent on Trental(R), which is marketed by HMR, will expire in April 1997.

    ADALAT CC(R) is a once-a-day controlled-release formulation of nifedipine, a calcium channel blocking agent indicated for hypertension. Adalat CC(R) is marketed by Miles, Inc.

    K-DUR(R) is a controlled-release form of potassium chloride indicated as an electrolyte replenisher. K-Dur(R) is marketed by Key Pharmaceuticals, Inc.

    SELDANE D(R) is a twice-a-day controlled-release antihistamine and decongestant, which combines an immediate-release formulation of terfenadine with a controlled-release formulation of pseudoephedrine hydrochloride. Seldane D(R) is marketed by HMR. The FDA recently recommended the removal of this product from the marketplace. Accordingly, the Company does not anticipate any further development with respect to this product until the regulatory status is finalized.

    ORUVAIL(R) is a once-a-day controlled-release version of ketoprofen. The product is indicated for the management of the signs and symptoms of rheumatoid arthritis and osteoarthritis. Oruvail(R) is marketed by Wyeth-Ayerst Laboratories, a division of American Home Products Corporation.

    VERELAN(R) is a once-a-day controlled-release version of verapamil hydrochloride, a calcium channel blocking agent indicated for the prophylactic management of hypertension. Verelan(R) is marketed by Lederle Laboratories and Wyeth-Ayerst Laboratories, divisions of American Home Products Corporation.

    GLUCOTROL XL(R) is a once-a-day controlled-release formulation of glipizide, a blood-glucose lowering agent indicated as an adjunct to diet for the control of hyperglycemia in diabetes patients. Marketing exclusivity for Glucotrol XL(R), which is marketed by the Pratt Pharmaceuticals division of Pfizer, Inc., will expire in April 1997.

    EFIDAC/24(R) is a once-a-day controlled-release formulation of pseudoephedrine hydrochloride. Efidac/24(R), which is marketed by Ciba-Geigy Corporation, is an over-the-counter product indicated for the temporary relief of nasal congestion.

    SUDAFED(R) 12-HOUR, is a twice-a-day controlled-release formulation of pseudoephedrine hydrochloride, which is an over-the-counter product indicated for the temporary relief of nasal congestion. Sudafed(R) 12-hour is marketed by Warner Wellcome Consumer Health Care.

    VOLTAREN XR(R) is a once-a-day controlled version of diclofenac sodium, indicated for the treatment of acute and chronic arthritis. Marketing exclusivity for Voltaren XR(R), which is marketed by Geigy Pharmaceuticals, will expire in March 1999.

    COVERA HS(R) is a once-a-day controlled-release version of verapamil, a calcium channel blocking agent designed for bedtime dosing and indicated for the prophylactic management of hypertension and chronic stable angina. Marketing exclusivity for Covera HS(R), which is marketed by G.D. Searle and Co., will expire in February 1999.

    NAPRELAN(R) is a once-a-day controlled-release version of naproxen sodium, indicated for the treatment of arthritis. Marketing exclusivity for Naprelan(R), which is marketed by Wyeth Ayerst Laboratories, a division of American Home Products Corporation, will expire in January 1999.

    TIAZAC(R) is a once-a-day controlled-release formulation of diltiazem hydrochloride indicated for hypertension. Marketing exclusivity for Tiazac(R), which is marketed by Forest Laboratories, Inc., will expire in September 1998.

    PRILOSEC(R) is a once-a-day controlled-release formulation of omeprazole. This product inhibits gastric acid secretion and is indicated for the treatment of duodenal ulcers and gastroesophageal reflux disease. The patent on Prilosec(R), which is marketed by the Astra/Merck Group of Merck and Co., Inc., will expire in April 2001.


GENERIC PHARMACEUTICAL DEVELOPMENT PROCESS

         When developing generic pharmaceuticals, the Company is required to prove that the generic product candidate will exhibit IN VIVO release characteristics equivalent to those of the brand name pharmaceutical. For a controlled-release pharmaceutical, the drug delivery technology utilized to replicate the release rates of the brand name pharmaceutical must do so without infringing any unexpired patents. The process by which generic controlled-release products are developed for manufacture and sale in the U.S. may be categorized into three basic stages: (i) formulation development; (ii) bioequivalence studies; and (iii) an ANDA filing with the FDA.

         During formulation development, the Company attempts to develop its own version of the brand name drug. In creating a formulation, the Company utilizes or adapts its drug delivery technologies to the product candidate or develops a new drug delivery technology for that product candidate. The Company's formulation is then evaluated in IN VITRO dissolution studies to determine whether human bioequivalence studies should be conducted.

         Once a suitable formulation has been developed, human bioequivalence studies are conducted which compare the Company's formulation to the brand name drug. Because bioequivalence studies can be relatively expensive to perform, the Company often conducts a preliminary bioequivalence study in which it manufactures a small batch of its product for testing in a limited number of human subjects (typically six to eight). If the formulation yields a blood level profile comparable to the brand name drug, full-scale bioequivalence studies may be performed, which require the manufacture of at least 100,000 dosage units and usually involves 24 or more human subjects. These studies are conducted to determine the plasma concentrations of the drug in human subjects under fasted and fed conditions as well as under multiple dose administration. If successful, the studies will demonstrate that the rate and extent of absorption of the generic version is equivalent to that of the brand name drug. If the studies demonstrate that the blood level profiles of the Company's product are not comparable to the brand name drug, the Company will either modify its formulation or alter the drug delivery technology employed.

         After the Company's formulation has been shown to be bioequivalent to the brand name drug, an ANDA is prepared for submission to the FDA. This ANDA includes the results of the bioequivalence studies and other data such as IN VITRO specifications for the Company's formulation, stability data, analytical data, methods validation and manufacturing procedures and controls.


BRAND NAME CONTROLLED-RELEASE PHARMACEUTICALS

         The Company believes that the drug delivery technologies it uses for the development of generic controlled-release pharmaceuticals will also have application to the development of brand name controlled-release pharmaceuticals of existing chemical entities whose exclusivity or patent rights have expired or are near expiration. The Company does not intend to develop new chemical entities. To develop and commercialize this opportunity, the Company is exploring possible applications for its technologies and will be utilizing clinical research organizations to conduct the appropriate studies. The Company also plans to work with brand name pharmaceutical companies in two basic ways:
(i) by developing controlled-release formulations of existing immediate-release drugs and (ii) by applying its drug delivery technologies to the formulation of new drugs under development by these pharmaceutical companies. The first category provides a way for drug manufacturers to either increase or preserve the value of their existing immediate-release drugs. By developing a controlled-release drug formulation, the pharmaceutical manufacturer has the potential to improve drug efficacy and reduce the cost of therapy by simplifying drug administration regimens. Additionally, by developing a controlled-release formulation of an immediate-release drug, the pharmaceutical manufacturer may be able to receive several additional years of marketing exclusivity before generic equivalents may be approved. The second category is of significant importance to pharmaceutical manufacturers because drug candidates often require easy administration (e.g., one or two doses per day instead of four to six) to become commercially acceptable or to develop brand loyalty by patients and physicians.

         In April 1996, the Company entered into its first collaboration for the development of a brand name controlled-release pharmaceutical through its agreement with Sepracor. Pursuant to this agreement, the Company is using one of its controlled-release drug delivery technologies to formulate a once-a-day version of fexofenadine, an antihistamine. A twice-a-day version of this product, which Sepracor has licensed in the U.S. to HMR, was approved by the FDA in 1996 and is marketed in the U.S. under the brand name Allegra(R). Under the development agreement with Sepracor, the Company is responsible for developing a formulation of the product and transferring such technology to Sepracor who will be responsible for obtaining FDA approvals for the product and the manufacturing and marketing of the product. The Company will receive certain fees under the development agreement and will be entitled to receive royalties from the sale or license of the product.

         In addition, Andrx has entered into an agreement with another pharmaceutical company to apply one of its drug delivery technologies to that company's marketed brand name product in an attempt to develop a once-a-day version of that product. If that company then wishes to utilize Andrx's drug delivery technology in connection with its product, the parties will attempt to negotiate a license agreement.

COLLABORATIVE ARRANGEMENTS

         To expedite product development and reduce the Company's development costs, the Company has entered into collaborative arrangements with major generic pharmaceutical companies. The Company is a 50% partner in the ANCIRC joint venture with Watson for the development of up to eight controlled-release generic drugs and has entered into development and licensing agreements with IVAX, Watson and Mylan for four additional controlled-release products.

         ANCIRC JOINT VENTURE

         In July 1994, the Company entered into a joint venture with Circa Pharmaceuticals, Inc. ("Circa") for the development of up to six generic controlled-release products. In July 1995, Circa was acquired by Watson. Since it acquired Circa, Watson has expanded its relationship with the Company to include up to eight generic controlled-release products (the "ANCIRC Products") and has made equity investments in the Company (including Common Stock purchased from certain principal shareholders) in the aggregate of approximately $21.6 million. Watson owns approximately 16% of the Company's presently outstanding Common Stock, and has warrants to acquire additional shares of Common Stock.

         In July 1994, the Company and Watson identified six product candidates for development by ANCIRC. Until three products have been successfully developed, the Company and Watson will agree on a substitute product candidate for any product candidate which is not successfully developed. Once three products are successfully developed, the parties will not be required to agree upon more than two additional substitute product candidates. In October 1995, the agreement with Watson was amended to provide that the Company and Watson will agree on two additional product candidates to be developed by ANCIRC. Those two product candidates were subsequently identified. The Company has agreed that Dr. Chih-Ming J. Chen, its Chief Scientist, will personally supervise the development of all of the ANCIRC Products until at least five products have been successfully developed. Dr. Chen is also required to supervise the development of the products that are subject to the development and licensing agreements.

         ANCIRC is a 50/50 joint venture between the Company and Watson with both the capital contributions and net income or losses allocated equally between the Company and Watson. The Company and Watson have each designated three representatives who together constitute the management committee of ANCIRC. This management committee is responsible for reviewing each partner's progress on the various projects on which they are working, preparing budgets for each quarter, issuing capital calls to the Company and Watson when necessary, approving expenditures and resolving any disputes which may arise between the partners. The Company has made investments in ANCIRC totaling $4.0 million through December 31, 1996. The Company is responsible for contributing 50% of any additional capital contributions required by ANCIRC, subject to a limitation on each party's capital contribution to an additional $1.55 million from January 1, 1997 through July 1997. Capital contributions are utilized by ANCIRC to pay for services rendered by the Company and Watson to ANCIRC.

         Under its research and development services agreement with ANCIRC, the Company is responsible for the development of formulations for each of the ANCIRC Products. When the Company has developed a formulation which the Company and Watson believe is promising, Watson is responsible, under its manufacturing and regulatory approval agreement with ANCIRC, for the manufacture of such quantities of the ANCIRC Product as may be necessary for ANCIRC to conduct bioequivalence studies required for an ANDA submission. If such studies are successful, Watson is also responsible for obtaining the necessary regulatory approvals for that ANCIRC Product and to manufacture that product in commercial quantities. Following regulatory approval, the Company is responsible for marketing the ANCIRC Product throughout the U.S. pursuant to a distribution and marketing agreement with ANCIRC. The costs of developing, manufacturing and marketing the ANCIRC Products are charged to ANCIRC on an agreed-upon basis at least quarterly and ANCIRC then pays or reimburses both the Company and Watson for their respective services.

         DEVELOPMENT AND LICENSING AGREEMENTS

         The Company has entered into development and licensing agreements covering generic pharmaceuticals with three U.S. and two foreign pharmaceutical companies. Pursuant to such agreements, the licensees typically will fund the cost of product development and will pay the Company royalties in exchange for a license to manufacture and market the products for a specified period in a specified territory. Management believes that such arrangements offer a variety of benefits, including providing an additional source of funding for product development and affording the Company the ability to have certain of its generic controlled-release products sold through the distribution networks of these major pharmaceutical companies. The Company may terminate a development and licensing agreement if the licensee fails to market the licensed product, in which case all rights revert to the Company.

         In June 1993, the Company entered into a development and licensing agreement with IVAX for a generic version of K-Dur(R) to be marketed in the U.S. Under this agreement, the Company is responsible for developing a formulation, and IVAX is responsible for performing the bioequivalence studies, preparing the ANDA and manufacturing and marketing the product. The development and licensing agreement grants IVAX the right to market the product for a period of five years from receipt of ANDA approval (which period may be extended for an additional five years at the sole discretion of IVAX). The Company has received certain fees and milestone payments under the development and licensing agreement and will be entitled to receive royalties from the sale of the licensed product.

         In September and December 1993, the Company entered into two development and licensing agreements with Watson for generic versions of Verelan(R) and Sudafed(R) 12-hour to be marketed in the U.S. and Canada. Under these agreements, the Company is responsible for the development of the licensed products and the transfer of the technology to Watson which, together with the Company's assistance, is responsible for the scale-up batches for pilot and bioequivalence studies, preparing the regulatory applications and manufacturing and marketing the licensed products. Each development and licensing agreement is for a term equal to the life of the licensed product. The Company received certain milestone payments under the development and licensing agreement for the generic version of Verelan(R). If this agreement is terminated other than due to a decision to terminate, or a breach of the agreement, by Watson, these milestone payments and any product development costs paid to the Company are refundable to Watson if the Company successfully commercializes such product within three years from the date the development and licensing agreement is terminated. The development and licensing agreement for the generic version of Sudafed(R) 12-hour does not provide for milestone payments, although the Company will be entitled to receive a share of profits from the sale of this product.

         In July 1993, the Company entered into a development and licensing agreement with a Taiwanese pharmaceutical manufacturer, Yung Shin Pharmaceutical Ind., Co., Ltd. ("YSP") for generic versions of Cardizem CD(R), Seldane D(R) and K-Dur(R) to be marketed in Taiwan, China and Southeast Asia (except Japan and Korea). Under this agreement, the Company is responsible for the development of the licensed products, including scale-up batches for pilot and bioequivalence studies, and the transfer of such technology to YSP which, together with the Company's assistance, is responsible for preparing the necessary regulatory applications in the licensed territories and manufacturing and marketing the licensed products. The development and licensing agreement grants YSP the right to market the product for a period of ten years from receipt of the first government approval in the covered territories to market each product (which period may be extended for an additional five years at the sole discretion of
YSP). The Company has received certain fees and milestone payments under this agreement and will be entitled to receive royalties from the sale of the licensed products.

         In January 1994, the Company entered into a development and licensing agreement with a second Taiwanese pharmaceutical manufacturer, Purzer Pharmaceutical Co., Ltd. ("Purzer") for a generic version of Dilacor XR(R) and three over-the-counter products to be marketed in Russia and Asia, except Japan. This agreement is similar to the agreement with YSP.

         In November 1993, the Company entered into a development and licensing agreement with Mylan for a generic version of Seldane D(R) to be marketed in the U.S., Canada and Mexico. The Company has received certain fees and milestone payments under this agreement and will be entitled to receive royalties from the sale of the licensed products. However, in light of the FDA's recent recommendation to remove this product from the marketplace, the Company does not anticipate any further development with respect to this product until the regulatory status is finalized.

         In addition to the foregoing, the Company has entered into an agreement with Sepracor to formulate a once-a-day version of a new drug being developed by Sepracor and an agreement with another pharmaceutical company to apply one of Andrx's drug delivery technologies to that company's marketed brand name product in an attempt to develop a once-a-day version of that product.

         From time to time the Company also considers licensing or other agreements to obtain rights to patents or technology which the Company believes may have commercial value. In 1994, the Company entered into an agreement with The UAB Research Foundation to license technology relating to the use of dilazep, an orally administered drug to be used in the treatment of cancer. In December 1996, that technology was sub-licensed to ASTA Medica, AG ("ASTA Medica"), a subsidiary of Degussa, AG, which will be responsible for all product development costs and will manufacture and market any products utilizing the technology. The Company will receive a royalty from ASTA Medica on the sale of any products utilizing the technology and the Company will be responsible for certain royalty payments related thereto. The development of this and similar technologies is a different and significantly more expensive process than the development of products using the Company's controlled release technologies. Therefore, in order to facilitate development of these projects, the Company plans, in most cases, to enter into collaborative arrangements with pharmaceutical companies and others, such as the one entered into with ASTA Medica, to undertake these development efforts.


GENERIC PHARMACEUTICAL DISTRIBUTION OPERATIONS

         In addition to its controlled-release drug development activities, the Company markets and distributes generic pharmaceuticals manufactured by third parties. The Company purchases generic pharmaceuticals directly from manufacturers and wholesalers and markets them through its in-house telemarketing staff primarily to independent pharmacies, regional pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups. The Company offers this customer group competitive pricing, quality products and responsive customer service, which the Company believes are the critical elements to competing effectively in this market. The Company currently has a telemarketing staff of approximately 80 persons, supplemented by seven sales executives who are responsible for national accounts.

         The Company currently utilizes operating profit from its generic pharmaceutical distribution operations to offset a portion of the Company's overall administrative costs. These operations also provide the Company with an ability to directly observe and participate in developments and trends in the generic pharmaceutical industry. The Company plans to expand its generic pharmaceutical distribution operations by further increasing its customer base to include larger regional and national pharmacy chains. The Company also plans to use its distribution operations to assist in the marketing of generic controlled-release products developed by the Company and its collaborative partners.

         The Company concentrates on high-volume generic prescription drugs in capsule or tablet form. These products typically provide higher gross margins, are subject to more rapid inventory
                                      -15-
turnover and require less warehouse space than liquids, creams and many over-the-counter products. By focusing on these products, the Company believes that it is able to control inventory investments, minimize overhead and operate in an efficient and cost-effective manner.

         The Company purchases its generic products for resale from a number of major pharmaceutical manufacturers and wholesalers. The Company believes that it is not dependent upon any particular supplier and that alternative sources of supply for most of its products are available if required.

         The Company is currently exploring the development of software designed to enhance its distribution operations, by allowing for on-line communication between Andrx and its customers. Such software may have additional applications, such as allowing on-line communication with healthcare providers, including doctors and managed care organizations. There can be no assurance that such software can be developed and if developed that it can be successfully commercialized.

MANUFACTURING

         Andrx is in the process of constructing an approximately 31,000 square foot facility which will be used for manufacturing commercial quantities of the Company's generic versions of Cardizem CD(R) and Dilacor XR(R), for which ANDAs have already been filed. The Company also has a laboratory and pilot manufacturing facility currently encompassing approximately 8,000 square feet. The Company has hired manufacturing personnel. However, the Company has not commenced commercial manufacturing of its products and there is no assurance that the Company will be able to successfully manufacture on a commercial scale.

         The Company will be dependent on Watson to manufacture the products subject to the ANCIRC joint venture and on other companies with which it has development and licensing agreements to manufacture other products.

COMPETITION

         The pharmaceutical industry is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing and other factors. Many of the Company's competitors have longer operating histories and greater financial, marketing and other resources than the Company.

         The Company expects that it will be subject to competition from numerous other entities that currently operate, or intend to operate, in the pharmaceutical industry. These include companies that are engaged in the development of controlled-release technologies and products, as well as other pharmaceutical manufacturers that may decide to undertake in-house development of these products. The Company is initially concentrating its efforts on generic controlled-release pharmaceuticals. Typically, selling prices of immediate-release generic drugs have declined and profit margins have narrowed after generic equivalents of brand name products are first introduced and the number of competitive products has increased. Similarly, the maintenance of particular levels of profitability for the Company's generic controlled-release products will depend, in large part, on the Company's ability to introduce new products before its competitors and on the intensity of competition with respect to existing products.

         In its generic pharmaceutical distribution business, the Company competes with a number of large wholesalers and other distributors of generic pharmaceuticals, many of which have substantially greater financial, marketing and other resources than the Company.

PATENTS AND PROPRIETARY RIGHTS

         The Company believes that patent and trade secret protection, particularly of its drug delivery and formulation technologies, is important to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

         The Company has been issued ten U.S. patents and has eight additional U.S. patent applications and various foreign patent applications relating to its drug delivery technologies. The Company expects to apply for additional U.S. and foreign patents in the future. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. There is no assurance that the Company's patents or any future patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of the Company's patents. Furthermore, there is no assurance that (i) any of the Company's future processes or products will be patentable; (ii) any pending or additional patents will be issued in any or all appropriate jurisdictions; (iii) the Company's processes or products will not infringe upon the patents of third parties; or
(iv) the Company will have the resources to defend against charges of infringement by or protect its own patent rights against third parties. The inability of the Company to protect its patent rights or infringement by the Company of the patent or proprietary rights of others could have a material adverse effect on the Company's results of operations and financial position.

         The Company also relies on trade secrets and proprietary knowledge, which it generally seeks to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and pharmaceutical companies. There can be no assurance, however, that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known by competitors.

         There has been substantial litigation in the pharmaceutical, biomedical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Most of the brand name controlled-release products of which the Company is developing generic versions are covered by one or more patents. Under the Drug Price Competition and Patent Restoration Act of 1984 (the "Waxman-Hatch amendments"), when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement. If a suit is filed within 45 days of the patent holder's receipt of such certification, the FDA can review and approve the ANDA, but is precluded from granting final marketing approval of the product until a final judgment in the action has been rendered or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to alleged patent infringement by the Company, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. As described below, to date, two such actions have been commenced against the Company (one of which has been dismissed), and it is anticipated that additional actions will be filed as the Company files additional ANDAs. The Company evaluates the probability of patent infringement litigation with respect to its ANDA submissions on a case by case basis and, accordingly, for the years ended December 31, 1996 and 1995, the Company provided for its estimated litigation costs. The delay in obtaining FDA approval to market the Company's product candidates as a result of litigation, as well as the expense of such litigation, whether or not the Company is successful could have a material adverse effect on the Company's results of operations and financial position.

         The Company has developed and filed an ANDA for a generic product which the Company believes is bioequivalent to the once-a-day controlled-release formulation of diltiazem hydrochloride marketed by HMR under the brand name Cardizem CD(R). In connection therewith, the Company certified to the FDA that this product does not infringe upon any of the patents listed as covering that brand name product and sent the required notices to the holders of each of those patents and the holder of the New Drug Application ("NDA"). In January 1996, Carderm Capital, L.P., which licensed the patent to HMR, and HMR (collectively "Hoechst"), commenced a lawsuit in the U.S. District Court, Southern District of Florida (the "Hoechst Litigation"), alleging that the Company's product infringes upon one of the six patents listed as covering Cardizem CD(R). While the Company believes that this product does not infringe upon any of the patents in question, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. There can be no assurance that the Company will prevail in the Hoechst Litigation and an adverse outcome in the Hoechst Litigation would have a material adverse effect on the Company's business and financial position.

         The Company has also developed and filed an ANDA for a generic product which the Company believes is bioequivalent to the once-a-day controlled-release version of diltiazem hydrochloride marketed under the brand name Dilacor XR(R) by RPR. In connection therewith, the Company certified to the FDA that its product does not infringe upon the patent listed as covering that brand name product and sent the required notices to the holder of that patent and the holder of the NDA. In May 1996, Jagotec AG and Jago AG, who licensed the patent, and RPR (collectively "Rhone"), commenced a lawsuit in the U.S. District Court, Southern District of Florida (the "RPR Litigation"), alleging that the Company's product infringes the patent listed as covering Dilacor XR(R). In December 1996, the parties entered into a Settlement Agreement whereby Rhone agreed to dismiss the RPR Litigation, without prejudice. An order of dismissal was entered by the judge in January 1997.

GOVERNMENT REGULATION

         All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and, to a lesser extent, by state and local governments. The Federal Food, Drug and Cosmetic Act (the "FDCA") and other federal statutes and regulations govern or influence the development, testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of prescription pharmaceutical products. Pharmaceutical manufacturers are also subject to certain recordkeeping and reporting requirements, establishment registration and product listing and FDA inspections.

         The Waxman-Hatch amendments to the FDCA established abbreviated application procedures for obtaining FDA approval for generic versions of brand name prescription drugs (the "Listed Drugs") that are off-patent or whose marketing exclusivity has expired. Approval to manufacture and market generic drugs is obtained by filing ANDAs. As a substitute for clinical studies, the FDA requires data demonstrating that the ANDA drug formulation is bioequivalent to a previously approved Listed Drugs, among other requirements.

         The advantage of the ANDA approval mechanism is that an ANDA applicant is not required to conduct preclinical and clinical studies to demonstrate that the product is safe and effective for its intended use. The Company has filed two ANDAs with the FDA for generic versions of Cardizem CD(R) and Dilacor XR(R) (both diltiazem hydrochloride, a prescription drug indicated for hypertension), and intends to file additional ANDAs to obtain approval to market its other generic controlled-release products. No assurances exist that ANDAs will be suitable or available for the Company's products, or that the Company's proposed products will receive FDA approval on a timely basis, if at all.

         Patent certification requirements for generic controlled-release drugs could also result in significant delays in obtaining FDA approvals. First, where patents covering the Listed Drugs are alleged to be invalid, unenforceable or not infringed, patent infringement litigation may be instituted by the holder or holders of the brand name drug patents against the Company. Second, the first company to file an ANDA for a given drug which is successful in certifying that an unexpired patent covering the reference brand name drug is invalid, unenforceable, or will not be infringed by its product, can be awarded 180 days of market exclusivity during which the FDA may not approve any other ANDAs for that drug. A successful certification results if the patent owner (who must be notified of the certification) does not commence an infringement action within 45 days of having been so notified, or, having brought a timely infringement action, receives an adverse final court decision.

         While the Waxman-Hatch amendments codify the ANDA mechanism for generic drugs, it also fosters pharmaceutical innovation through incentives that include market exclusivity and patent term extension. First, the Waxman-Hatch amendments provide two distinct market exclusivity provisions which either preclude the submission or delay the approval of an abbreviated drug application. A five-year marketing exclusivity period is provided for new chemical compounds, and a three-year marketing exclusivity period is provided for applications containing new clinical investigations essential to an approval, such as new indications or new delivery technologies. The three-year marketing exclusivity period would be applicable to the development of a novel drug delivery system. The marketing exclusivity provisions apply equally to patented and non-patented drug products.

         Second, the Waxman-Hatch amendments provide for patent term extensions to compensate for patent protection lost due to time taken in conducting FDA required clinical studies or during FDA review of data submissions. Patent term extension may not exceed five additional years nor may the total period of patent protection following FDA marketing approval be extended beyond 14 years. In addition, by virtue of the Uruguay Round Agreements Act of 1994 that ratified the General Agreement on Tariffs and Trade ("GATT"), certain brand name drug patent terms have been extended to 20 years from the date of filing of the pertinent patent application (which can be longer than the former 17-year patent term). This can further delay ANDA effective dates. Patent term extensions may delay the ability of the Company to use its proprietary technology, in the future, to market new extended release products, file section 505(b)(2) NDAs referencing approved products (see below), and file ANDAs based on listed drugs when those approved products or listed drugs have acquired patent term extensions.

         With respect to any drug with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full NDA, including complete reports of preclinical, clinical and other studies to prove that product's safety and efficacy for its intended use. An NDA may also need to be submitted for a drug with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, if the method of delivery is changed or if the abbreviated procedure discussed above is otherwise not available. A manufacturer intending to conduct clinical trials for a new drug compound as part of an NDA is required first to submit investigational new drug applications to the FDA containing information relating to preclinical and planned clinical studies. The full NDA process is expensive and time consuming. Controlled or extended-release versions of approved immediate-release drugs will require the filing of an NDA. The FDA will not accept ANDAs when the delivery system or duration of drug availability differ significantly from the listed drug. However, the FDCA provides for NDA submissions that may rely in whole or in part on publicly available clinical data on safety and efficacy under section 505(b)(2) of the FDCA. The Company may be able to rely on existing publicly available safety and efficacy data in filing NDAs for extended-release products when such data exists for an approved immediate-release version of the same chemical entity. However, there is no guarantee that the FDA will accept such applications under section 505(b)(2), or that such existing data will be publicly available or useful. Further, utilizing the section 505(b)(2) application process is uncertain, because neither the Company nor the FDA have had significant experience with it. Additionally, under the Prescription Drug User Fee Act of 1992, all NDAs require the payment of a substantial fee upon filing, and other fees must be paid annually after approval. No assurances exist that, if approval of an NDA is required, such approval can be obtained in a timely manner, if at all.

         Manufacturers of marketed drugs must conform to the FDA's current Good Manufacturing Practices ("cGMP") or risk sanctions such as the suspension of manufacturing or the seizure of drug products and the refusal to approve additional marketing applications. The FDA conducts periodic inspections to implement these rules. The Company's commercial manufacturing facility is currently under construction. In April, 1996 the Company's manufacturing facility was inspected by the FDA with regard to both ANDA submissions and the FDA advised the Company that it could not determine if the manufacturing site was in compliance with cGMP at that time because the facility was not ready for scale-up production. An additional inspection will be performed by the FDA to assure successful process validation after ANDA approval and before initiation of commercial distribution of these products. There can be no assurance that the Company's facility will be found to be in compliance with cGMP or other regulatory requirements. Failure to comply could result in significant delays in the development and testing of the Company's planned products, as well as increased costs.

         Noncompliance with applicable requirements can also result in total or partial injunctions against production and/or distribution, refusal of the government to enter into supply contracts or to approve NDAs or ANDAs, criminal prosecution and product recalls. The FDA also has the authority to revoke for cause drug approvals previously granted.

         Under the Generic Drug Enforcement Act, ANDA applicants (including officers, directors and employees) who are convicted of a crime involving dishonest or fraudulent activity (even outside the FDA regulatory context) are subject to debarment. Debarment is disqualification from submitting or participating in the submission of future ANDAs for a period of years or permanently. The Generic Drug Enforcement Act also authorizes the FDA to refuse to accept ANDAs from any company which employs or uses the services of a debarred individual.

         Products marketed outside the United States which are manufactured in the United States are subject to certain FDA regulations, as well as regulations by the country in which the products are to be sold.

         The Prescription Drug Marketing Act ("PDMA"), which amends various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and recordkeeping. It also requires certain wholesale distributors, including the Company, to provide to each wholesale distributor a statement identifying each sale of the drug before the sale to such wholesale distributor, among other requirements. It also sets forth civil and criminal penalties for violations of these and other provisions. Various sections of the PDMA are still being implemented by the FDA and the states. Nevertheless, failure to comply with the wholesale distribution provisions and other requirements of the PDMA could have a materially adverse effect on the Company.

         The Company is governed by federal, state and local laws of general applicability, such as laws regulating working conditions and environmental protection. The Company is also licensed by, registered with, and subject to periodic inspection and regulation by, the Drug Enforcement Administration of the Department of Justice (the"DEA") and Florida state agencies, pursuant to federal and state legislation relating to drugs and narcotics. Certain drugs that the

Company may develop in the future may be subject to regulations under the Controlled Substances Act and related statutes.

PRODUCT LIABILITY INSURANCE

         The design, development and manufacture of the Company's products involve an inherent risk of product liability claims. The Company has obtained product liability insurance that covers substantially all products marketed by the Company in its generic drug distribution operations, as well as bioequivalence studies for controlled-release product candidates. The Company believes that its product liability insurance is adequate for its current operations, and will seek to increase its coverage prior to the commercial introduction of its product candidates. There can be no assurance that the coverage limits of the Company's insurance will be sufficient to offset potential claims. Product liability insurance is expensive and difficult to procure and may not be available in the future on acceptable terms or in sufficient amounts, if available at all. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect upon the Company's results of operations and financial condition.

PERSONNEL

         As of March 14, 1997, the Company had 271 employees, of whom 15 were involved in corporate administration and 189 in the Company's distribution operations. The remaining 67 employees were involved in research and pharmaceutical development and manufacturing, including 29 scientists, 21 of whom hold Ph.D., masters or medical degrees.

SCIENTIFIC ADVISORY BOARD

         The Company has established a scientific advisory board ("SAB") which is comprised of certain members of the medical, health care, pharmaceutical and scientific communities. The Company generally consults with members of the SAB from time to time on an individual basis to obtain their ideas, insights, input and other assistance in helping the Company achieve its goals. Members of the SAB have agreed to serve in such capacity for a three-year period. Certain members of the SAB may, from time to time, render consulting services to the Company for which they may be separately compensated.

EXECUTIVE OFFICERS

         Set forth below is certain information concerning the executive officers of the Company:


                                        PRINCIPAL OCCUPATION AND
NAME                            AGE     POSITION WITH THE COMPANY
----                            ---     -------------------------

Alan P. Cohen                   42      Chairman of the Board and Chief
                                        Executive Officer
Elliot F. Hahn, Ph.D.           52      President
Chih-Ming J. Chen, Ph.D.        45      Vice President and Chief Scientist
Randy Glover                    54      Vice President of Manufacturing Operations
Scott Lodin                     41      Vice President, General Counsel and Secretary
Angelo C. Malahias              35      Vice  President and Chief Financial Officer



         ALAN P. COHEN is Chairman of the Board, Chief Executive Officer and a director of Andrx, which he founded in August 1992. He holds several degrees from the University of Florida and is a registered pharmacist. In 1984, Mr. Cohen founded Best Generics, Inc., a generic drug distribution firm ("Best"), which was sold to IVAX in 1988. Mr. Cohen served as president of Best from April 1989 until June 1990. Alan P. Cohen and certain members of his family also controlled Corner Drugstore, a privately-held retail drugstore chain, which filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 1994 and ceased operating in 1996.

         DR. ELLIOT F. HAHN has been President and a director of Andrx since February 1993. From June 1990 to February 1993, Dr. Hahn was employed as Vice President, Scientific Affairs of IVAX, where he was involved in the evaluation and international licensing of product opportunities and was responsible for maintaining the intellectual property of IVAX. From 1988 to 1993, Dr. Hahn also served as the Vice President of Research of Baker Norton Pharmaceuticals, a subsidiary of IVAX. Prior to that, he was an Associate Professor at The Rockefeller University from 1977 to 1988. From 1972 to 1977, Dr. Hahn was an Assistant Professor at Albert Einstein College of Medicine and a member of the Institute for Steroid Research at Montefiore Hospital in New York City. Since 1988, he has been an adjunct Associate Professor at the University of Miami School of Medicine. Dr. Hahn holds a B.S. degree from City College of New York and a Ph.D. degree in chemistry from Cornell University.

         DR. CHIH-MING J. CHEN has served as the Company's Vice President, Chief Scientist and a director since November 1992. In January 1992, Dr. Chen formed his own company, ASAN Labs, Inc., which was acquired by the Company in November 1992. Dr. Chen served as the Director of Product Development at IVAX from 1988 to 1992, where he was the leader of a research team which specialized in the development of drug formulations, including several controlled-release products. After graduating with a Ph.D. degree in pharmaceutics from Ohio State University in 1981, Dr. Chen worked at Bristol-Myers and Berlex Labs.

         RANDY GLOVER joined Andrx in March 1996 as Vice President of Manufacturing Operations, with responsibilities for all aspects of manufacturing. From 1991 to 1996, he was Vice President of Manufacturing at IVAX with responsibility for seven generic pharmaceutical manufacturing plants. From 1982 to 1991, Mr. Glover held senior manufacturing management positions with Key Pharmaceuticals, Inc. and Schering-Plough in Florida and Puerto Rico and was employed by the FDA from 1965 to 1981.

         SCOTT LODIN joined Andrx in January 1994 and is its Vice President, General Counsel and Secretary. From 1983 until joining Andrx, Mr. Lodin was an attorney with Hughes, Hubbard & Reed and a predecessor firm in Miami, Florida, where he practiced primarily in the areas of corporate and commercial law.

         ANGELO C. MALAHIAS joined Andrx as its Vice President and Chief Financial Officer in January 1996. From January 1995 to January 1996, Mr. Malahias was Vice President and Chief Financial Officer of Circa, where he also served as Corporate Controller from July 1994 to January 1995. From 1983 to July 1994 he was employed by KPMG Peat Marwick LLP. Mr. Malahias is a certified public accountant.


ITEM 2.  PROPERTIES

         The Company leases approximately 69,000 square feet in a facility in Fort Lauderdale, Florida, which houses the Company's executive offices, warehousing and shipping facilities, a laboratory and pilot manufacturing plant and a commercial-scale manufacturing facility under construction. The facility is occupied pursuant to leases expiring between August 1998 and March 31, 2003 at a total annual rent of approximately $500,000. Each of the leases afford the Company two five-year renewal options, and require the Company to pay certain increases in rent and common area costs. The Company is completing the construction of a 31,000 square foot facility for the manufacture of the generic versions of Cardizem CD(R) and Dilacor XR(R). The Company has an option on approximately 26,000 square feet of adjacent space, which option it anticipates exercising during the next 12 months.

         The Company also leases approximately 18,500 square feet of office space in Davie, Florida which houses its non-warehouse distribution staff. Such space is occupied pursuant to a lease expiring in November 1997, at an annual rent of $220,000, including common area maintenance costs and real estate taxes, and affords the Company two six-month renewal options.

         The Company believes that the foregoing facilities plus additional space available to it in the area will be adequate for its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         See Item 1 - Business "Patents and Proprietary Rights" with respect to the Hoechst Litigation and the dismissal without prejudice of the RPR Litigation.

         In May 1996, an employee of the Company resigned from his position and, in connection therewith, claimed that he was entitled to receive, pursuant to the terms of his employment arrangement with the Company, a royalty equal to one percent of the gross revenues from certain products under development by the Company. The Company has not received any communication from this employee or his counsel since August 1996. However, if litigation is commenced, the Company intends to contest it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

         The Company's Common Stock has been listed for trading on The Nasdaq National Market under the symbol "ADRX" since June 14, 1996. The following table sets forth, for the calendar quarters indicated, the range of high and low sale prices per share of Common Stock as reported by the Nasdaq National Market:

1996                                              HIGH           LOW
----                                              ----           ---

Second Quarter (Commencing June 14, 1996)       $17.50         $12.00
Third Quarter                                    15.50          11.00
Fourth Quarter                                   17.63          12.75


(B)      HOLDERS

         At March 15, 1997, there were approximately 500 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners of its Common Stock are in excess of 2,400.

(C)      DIVIDENDS

         The Company has not paid dividends on its Common Stock and does not intend to pay dividends for the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Payment of dividends in the future will depend, among other things, upon the Company's ability to generate earnings, its need for capital and its overall financial condition.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and related notes thereto included in Item 8 of this Report and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                      AUGUST 28, 1992
                                                            YEARS ENDED DECEMBER 31,                    (INCEPTION)
                                       -----------------------------------------------------------        THROUGH
                                           1996            1995           1994            1993         DEC. 31, 1992
                                      ------------    ------------    ------------    ------------   --------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Distribution revenues, net          $ 86,720,800    $ 50,467,800    $ 25,915,500    $  5,654,500    $    243,200
  Research and development services
    to joint venture                     2,205,900       2,528,700         375,300            --              --
  Licensing revenues                        50,000         165,000         155,500         225,000            --
                                      ------------    ------------    ------------    ------------    ------------
Total revenues                          88,976,700      53,161,500      26,446,300       5,879,500         243,200
                                      ------------    ------------    ------------    ------------    ------------
Cost of revenues:
  Distribution                          72,399,900      41,780,900      21,362,400       5,257,900         219,000
  Research and development services
    to joint venture                     2,205,900       2,528,700         375,300            --              --
                                      ------------    ------------    ------------    ------------    ------------
  Total cost of revenues                74,605,800      44,309,600      21,737,700       5,257,900         219,000
                                      ------------    ------------    ------------    ------------    ------------
  Gross profit                          14,370,900       8,851,900       4,708,600         621,600          24,200

Selling, general and
   administrative expenses              13,177,900       8,647,200       5,389,800       1,706,300         169,700
Research and development expenses        3,655,100       3,254,700       2,109,600         959,900            --
Equity in losses of joint venture        2,010,900       1,839,700         315,800            --              --
                                      ------------    ------------    ------------    ------------    ------------
Loss from operations                    (4,473,000)     (4,889,700)     (3,106,600)     (2,044,600)       (145,500)
Interest income (expense), net             445,300        (297,300)          2,100             300             100
                                      ------------    ------------    ------------    ------------    ------------
Net loss                              $ (4,027,700)   $ (5,187,000)   $ (3,104,500)   $ (2,044,300)   $   (145,400)
                                      ============    ============    ============    ============    ============
Net loss per share                    $      (0.33)   $      (0.55)   $      (0.35)   $      (0.26)   $      (0.03)
Weighted average shares of            ============    ============    ============    ============    ============
  common stock outstanding              12,148,000       9,446,800       8,758,400       7,745,100       4,681,400
                                      ============    ============    ============    ============    ============




                                                                   DECEMBER 31,
                                       ---------------------------------------------------------------
                                           1996        1995           1994         1993         1992
                                       -----------  -----------    ----------   ----------    --------
BALANCE SHEET DATA:
Cash, cash equivalents and
  investments available for sale       $30,319,500  $13,841,400   $ 3,845,800   $2,770,200     $131,300
Total assets                            66,636,300   36,148,700    16,006,000    6,837,100      695,000
Short-term borrowings                    6,563,200    6,101,000     2,635,100       68,100           --
Total shareholders' equity              42,761,600   18,324,500     8,097,100    3,926,700      373,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Andrx was organized in August 1992 and, in November 1992, commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of generic controlled-release oral pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts on the development of branded controlled-release products. To date, the distribution operations have generated substantially all of the Company's revenues and the Company expects that revenues from the distribution of generic pharmaceuticals will continue to comprise substantially all of its revenues until the Company receives FDA approvals for the marketing of its products and meaningful revenues are achieved from a product developed by the Company. The Company expects to generate negative cash flow and net losses at least through 1997.

         To expedite product development and reduce the Company's development costs, the Company has entered into collaborative agreements with major pharmaceutical companies. The Company is a 50% partner in the ANCIRC joint venture with Watson for the development of up to eight controlled-release drugs and has entered into development and licensing agreements with IVAX and Watson for three additional controlled-release drugs. Capital contributions to, and net income or losses from, ANCIRC are allocated equally between the Company and Watson. The Company generates revenues from research and development services provided to ANCIRC, which services are rendered at cost, resulting in no gross profit.

RESULTS OF OPERATIONS

         1996 AS COMPARED TO 1995

         Total revenues in 1996 were approximately $89.0 million, an increase of approximately $35.8 million or 67.4% as compared to total revenues of approximately $53.2 million in 1995. Distribution revenues were approximately $86.7 million in 1996 an increase of approximately $36.3 million or 71.8% from approximately $50.5 million in 1995. The increase in distribution revenues reflects the Company's increased penetration of the generic market. Revenues generated by research and development services to ANCIRC were approximately $2.2 million in 1996 as compared to approximately $2.5 million in 1995.

         Gross profit on the distribution of generic pharmaceutical products was 16.5% as a percentage of distribution revenues in 1996, as compared to 17.2% in 1995. The decrease in gross profits as a percentage of distribution revenues is the result of continuing competition and pricing pressures within the generic industry. Andrx believes that such competition and pressures would continue to decrease the Company's gross profit percentage in future periods.

         Selling, general and administrative expenses were approximately $13.2 million in 1996, an increase of approximately $4.5 million or 52.4% as compared to approximately $8.6 million in 1995. This increase was primarily attributable to an increase in selling activities to support the increase in distribution revenues. Selling, general and administrative expenses were 14.8% of total revenues in 1996 as compared to 16.3% in 1995.

         Research and development expenses were approximately $3.7 million in 1996, as compared to $3.3 million in 1995. Research and development expenses in 1996 include the expenses related to the establishment of a commercial-scale manufacturing facility including the manufacturing scale-up to commercial size batches. Research and development expenses in 1996 and 1995 include provisions for anticipated litigation costs in connection with the ANDAs filed in 1995 for the Company's generic versions of Cardizem CD(R) and Dilacor XR(R).
Litigation with respect to Dilacor XR(R) was settled in December 1996. The filing of an ANDA for a generic version of a brand name pharmaceutical may result in litigation alleging infringement of patents covering the brand name pharmaceutical. Even though the Company believes that its drug delivery technologies do not infringe on any patent rights held by others, the Company evaluates the probability of patent infringement litigation with respect to its ANDA submissions on a case by case basis and, accordingly, will reserve for anticipated legal expenses as it deems appropriate. Research and development expenses exclude the cost of revenues related to the services rendered to ANCIRC of approximately $2.2 million in 1996 and approximately $2.5 million in 1995.

         The Company's equity in losses of the joint venture was approximately $2.0 million in 1996 as compared to approximately $1.8 million in 1995. The Company's share of ANCIRC's losses was decreased from 60% to 50% effective October 30, 1995 in connection with an amendment to the ANCIRC agreement. ANCIRC's losses increased to $4.0 million in 1996 as compared to $3.2 million in 1995 due to the increase in the research and development services rendered by Watson to ANCIRC during 1996.

         Interest income (expense), net primarily consists of interest expense and interest income. Interest expense was approximately $765,000 in 1996 as compared to $636,000 in 1995. Although the interest rate on the Company's bank borrowings decreased effective January 1996 and October 1996, interest expense increased in 1996 as compared to 1995, due to the higher average level of borrowings during 1996. Such higher level of borrowings were required to finance the higher average level of working capital supporting the growth of the distribution operations. Interest income was approximately $1.2 million in 1996 as compared to approximately $250,000 in 1995. The increase in interest income is the result of the net increase in cash, cash equivalents and investments available for sale during 1996 and late 1995, primarily from the sale of shares of the Company's Common Stock. In June 1996, the Company completed its initial public offering generating net proceeds of approximately $27.4 million. In August and December 1995, the Company sold shares of common stock to Watson for net proceeds of approximately $13.6 million.

         For 1996 and 1995, the Company was not required to provide for federal or state income taxes due to its net losses. As of December 31, 1996, the net operating loss carryforward was approximately $13 million for financial reporting purposes and approximately $10 million for federal income tax purposes, which if not utilized will begin to expire in 2008.

         1995 AS COMPARED TO 1994

         Total revenues in 1995 were approximately $53.2 million, an increase of approximately $26.7 million, or 101.0%, from revenues of approximately $26.4 million in 1994. Distribution revenues were approximately $50.5 million in 1995, an increase of approximately $24.6 million, or 94.7%, from approximately $25.9 million in 1994. The increase in distribution revenues reflects the Company's increased penetration of the generic market. Revenues generated by research and development services to ANCIRC increased to approximately $2.5 million in 1995 from approximately $375,000 in 1994. This increase resulted from a full year of ANCIRC activities for 1995.

         Gross profit on the distribution of generic pharmaceutical products was 17.2% as a percentage of distribution revenues in 1995, as compared to 17.6% in 1994. The decrease in gross profits as a percentage of distribution revenues is the result of continuing competition and pricing pressures within the generic industry. The Company believes that such competition and pressures would continue to decrease the Company's gross profit percentage in future periods.

         Selling, general and administrative expenses were approximately $8.6 million in 1995, an increase of approximately $3.2 million, or 60.4%, compared to approximately $5.4 million in 1994. This increase was attributable to an increase in selling activities to support the increase in distribution revenues. Selling, general and administrative expenses were 16.3% of total revenues in 1995, as compared to 20.4% in 1994. During 1994, the Company incurred approximately $500,000 of expenses related to an unconsummated initial public offering.

         Research and development expenses increased to approximately $3.3 million in 1995, an increase of approximately $1.2 million, or 54.3%, from approximately $2.1 million in 1994. Research and development expenses in 1995 include a provision for anticipated litigation costs in connection with the Company's ANDAs submitted in late 1995 for generic versions of Cardizem CD(R) and Dilacor XR(R). Research and development expenses exclude cost of sales of services rendered to ANCIRC of approximately $2.5 million in 1995 and approximately $375,000 in 1994.

         The Company's share of losses in ANCIRC was approximately $1.8 million in 1995 as compared to approximately $316,000 in 1994. ANCIRC losses increased to $3.2 million in 1995 as compared to approximately $526,000 in 1994. The increase in the ANCIRC losses in 1995 is the result of a full year of ANCIRC activities.

         Interest income (expense), net primarily consists of interest expense and interest income. Interest expense was approximately $636,000 in 1995 as compared to approximately $104,000 in 1994. The increase was due to the increase in bank borrowings to fund the working capital requirements for the Company's generic pharmaceutical distribution operations. Interest income was approximately $250,000 in 1995 as compared to approximately $122,000 in 1994. The increase in interest income is the result of the net increase in cash and cash equivalents during 1995, primarily from the sale of shares of Common Stock to Watson in August and December 1995.

         For 1995 and 1994, the Company was not required to provide for federal or state income taxes due to its net losses.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1996, the Company consummated the IPO, which generated net proceeds of $27.4 million. Prior thereto, the Company had financed its operations primarily through private placements of equity securities which generated proceeds of $27.9 million and, to a lesser extent, through bank borrowings. At December 31, 1996, Andrx had $30.3 million of cash, cash equivalents and investments available for sale and $33.0 million of working capital.

         Net cash used in operating activities was $5.5 million and $7.4 million in 1996 and 1995, respectively. The net cash used in operating activities in both these periods was primarily attributed to research and development expenses and increases in accounts receivable and inventories, which were offset by the increases in accounts payable and accrued liabilities. In 1997, the Company expects to incur approximately $8 million in research and development expenses and to contribute approximately $4 million to ANCIRC. The Company is committed to the funding of ANCIRC's future operations.

         Net cash used in investing activities was $33.8 million and $1.5 million in 1996 and 1995, respectively. In 1996, the Company invested $26.9 million in short-term investment grade interest bearing securities. Additionally, in 1996 the Company invested $6.9 million in capital expenditures as compared to $1.5 million in 1995. The capital expenditures in 1996 were primarily for the procurement of manufacturing equipment and construction of the Company's commercial-scale manufacturing facility and in 1995 were primarily for the purchase of laboratory equipment for the Company's research and development programs. In 1997, the Company expects to invest approximately $6 million in manufacturing equipment and construction.

         Net cash provided by financing activities was $28.9 million and $18.9 million in 1996 and 1995, respectively. Net cash provided by financing activities in 1996 consisted primarily of $27.4 million in net proceeds from the Company's IPO, $1.0 million from the issuance of shares of common stock in connection with the exercise of stock options and warrants and $383,000 from the net cash drawn under the Company's revolving line of credit. Net cash provided by financing activities in 1995 consisted primarily of proceeds from the issuance of common stock of $14.6 million, the issuance of common stock in connection with the exercise of stock options and warrants of $791,000 and net cash drawn under the Company's revolving line of credit of $3.5 million.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's revolving line of credit of $6.5 million as of December 31, 1996 as compared to $6.1 million as of December 31, 1995. Borrowings under the line of credit are only available for financing the Company's distribution operations, are secured by all of the assets of that operation and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The line of credit agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. In January 1996, the maximum amount available under the revolving line of credit was increased from $8.0 million to $10.0 million and the interest rate was decreased from the prime rate (8.25% as of December 31, 1996) plus 2.0% to the prime rate plus 1.5%. In October 1996, the Company further amended the line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate plus 1.5% to the prime rate plus 1.0%, the unused commitment fee was reduced from .5% to .25%, and under certain circumstances, permitted the payment of dividends, repayments and advances from the Company's distribution subsidiary to Andrx.

         The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its current and planned operations through the end of 1997. The Company expects negative cash flows and net losses to continue at least through 1997 because it will use substantial funds for its product development efforts, including the formulation of and bioequivalence studies for its generic controlled-release product candidates, for the establishment of commercial-scale manufacturing operations and the development of branded controlled-release products. The Company anticipates that during 1997, approximately $12 million will be used for research and product development activities (including the Company's share of the funding of the ANCIRC joint venture) and approximately $6 million will be used for capital expenditures relating to product development, primarily the completion of commercial-scale manufacturing operations for the commercialization of the Company's generic versions of Cardizem CD(R) and Dilacor XR(R). The Company may need additional funding in order to complete research and development for its product candidates and to commercialize these products after receipt of FDA approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when needed or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or to license to third parties products or technologies that the Company might otherwise seek to develop itself.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ANDRX CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS OF                                      Page
ANDRX CORPORATION AND SUBSIDIARIES:                                       ----

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets
   as of December 31, 1996 and 1995                                        F-3

Consolidated Statements of Operations
  for the years ended December 31, 1996, 1995 and 1994                     F-4

Consolidated Statements of Shareholders' Equity
  for the years ended December 31, 1996, 1995 and 1994                     F-5

Consolidated Statements of Cash Flows
  for the years ended December 31, 1996, 1995 and 1994                     F-6

Notes to Consolidated Financial Statements                                 F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders of
  Andrx Corporation:

         We have audited the accompanying consolidated balance sheets of Andrx Corporation and subsidiaries (a Florida corporation) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrx Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
 February 14, 1997.

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                          1996          1995
                                                       -----------   -----------
                                     ASSETS
Current assets
   Cash and cash equivalents                           $ 3,427,500    $13,841,400
   Investments available for sale                       26,892,000           --
   Accounts receivable, net allowances of $969,800
     and $574,200 as of December 31, 1996
     and 1995, respectively                             13,501,900      8,263,400
   Due from joint venture, net                             314,100        488,500
   Inventories                                          12,240,400      9,502,000
   Prepaid and other current assets                        461,100        130,500
                                                       -----------    -----------
     Total current assets                               56,837,000     32,225,800
Property and equipment, net                              9,724,600      3,831,100
Other assets                                                74,700         91,800
                                                       -----------    -----------
     Total assets                                      $66,636,300    $36,148,700
                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                    $13,839,100    $ 9,860,000
   Accrued liabilities                                   3,374,000      1,724,200
   Bank loan                                             6,460,900      6,077,500
   Notes payable                                           102,300         23,500
   Commitment to joint venture, net                         98,400        139,000
                                                       -----------    -----------
     Total current liabilities                          23,874,700     17,824,200
                                                       -----------    -----------
Commitments and contingencies (Notes 8 and 13)

Shareholders' equity
   Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding as of
    December 31, 1996 and 1995                               --              --
   Common stock; $0.001 par value, 25,000,000
    shares authorized;13,417,500 and 10,727,100
    shares issued and outstanding as of
    December 31, 1996 and 1995, respectively                13,400         10,700
   Additional paid-in capital                           57,252,700     28,795,000
   Accumulated deficit                                 (14,508,900)   (10,481,200)
   Unrealized gain on investments available
        for sale                                             4,400           --
                                                       -----------   ------------
      Total shareholders' equity                        42,761,600     18,324,500
                                                       -----------   ------------
      Total liabilities and shareholders' equity      $ 66,636,300   $ 36,148,700
                                                      ============   ============

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                        1996            1995            1994
                                   ------------    ------------    ------------
Revenues
   Distribution revenues, net      $ 86,720,800    $ 50,467,800    $ 25,915,500
   Research and development
      services to joint venture       2,205,900       2,528,700         375,300
   Licensing revenues                    50,000         165,000         155,500
                                   ------------    ------------    ------------
       Total revenues                88,976,700      53,161,500      26,446,300
                                   ------------    ------------    ------------

Cost of revenues
   Distribution                      72,399,900      41,780,900      21,362,400
   Research and development
      services to joint venture       2,205,900       2,528,700         375,300
                                   ------------    ------------    ------------
      Total cost of revenues         74,605,800      44,309,600      21,737,700
                                   ------------    ------------    ------------

Gross profit                         14,370,900       8,851,900       4,708,600
                                   ------------    ------------    ------------

Operating expenses
   Selling, general and
     administrative                  13,177,900       8,647,200       5,389,800
   Research and development           3,655,100       3,254,700       2,109,600
   Equity in losses of
      joint venture                   2,010,900       1,839,700         315,800
                                   ------------    ------------    ------------
      Total operating expenses       18,843,900      13,741,600       7,815,200
                                   ------------    ------------    ------------

Loss from operations                 (4,473,000)     (4,889,700)     (3,106,600)

Interest expense                       (764,900)       (636,200)       (104,300)
Interest income                       1,210,200         249,800         121,800
Other income (expense), net                --            89,100         (15,400)
                                   ------------    ------------    ------------
Net loss                           $ (4,027,700)   $ (5,187,000)   $ (3,104,500)
                                   ============    ============    ============
Net loss per share                 $      (0.33)   $      (0.55)   $      (0.35)
                                   ============    ============    ============
Weighted average shares of
     common stock outstanding        12,148,000       9,446,800       8,758,400
                                   ============    ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                   UNREALIZED
                                                                                                                    GAIN ON
                                         CONVERTIBLE                               ADDITIONAL                      INVESTMENTS
                                       PREFERRED STOCK         COMMON STOCK         PAID-IN      ACCUMULATED        AVAILABLE
                                      SHARES     AMOUNT    SHARES        AMOUNT     CAPITAL        DEFICIT           FOR SALE
                                      ------     ------    ------        ------    ----------    -----------       ----------
Balance, January 1, 1994                  --      $--      8,401,400   $ 8,400    $ 6,108,000    $(2,189,700)    $      --

Shares of common stock issued
  in connection with private
  placement                               --       --        147,200       100      1,242,300            --             --
Shares of convertible preferred
  stock issued in connection with
  private placement                     33,700     --           --        --        6,000,000            --             --
Shares of common stock issued as
  payment for services                    --       --          5,000      --           32,500            --             --
Net loss                                  --                    --        --             --        (3,104,500)          --
                                       -------    -----   ----------   -------   ------------    ------------    -----------
Balance, December 31, 1994              33,700     --      8,553,600     8,500     13,382,800      (5,294,200)          --

Shares of common stock issued
  in connection with private
  placements                              --       --      1,338,800     1,300     14,622,600            --             --
Shares of common stock issued in
 connection with conversion of
  shares of convertible preferred
  stock                                (33,700)    --        674,200       700           (700)           --             --
Shares of common stock issued in
  connection with exercise of
  warrants                                --       --        154,500       200        772,300            --             --
Shares of common stock issued in
  connection with exercise of
   stock options                          --       --          6,000      --           18,000            --             --
Net loss                                  --       --           --        --             --        (5,187,000)          --
                                       -------    -----   ----------   -------   ------------    ------------    -----------
Balance, December 31, 1995                --       --     10,727,100    10,700     28,795,000     (10,481,200)          --

Shares of common stock issued in
  connection with intial public
  offering                                --       --      2,530,000     2,500     27,427,700            --             --
Shares of common stock issued in
   connection with exercise of
   warrants                               --       --         28,100      --          203,700            --             --
Shares of common stock issued in
   connection with exercise of stock
   options                                --       --        132,300       200        826,300            --             --
Unrealized gain on investments
   available for sale                     --       --           --        --             --              --            4,400

Net loss                                  --       --           --        --             --        (4,027,700)          --
                                       -------    -----   ----------   -------   ------------    ------------    -----------
Balance, December 31, 1996                --      $--     13,417,500   $13,400   $ 57,252,700    $(14,508,900)   $     4,400
                                       =======    =====   ==========   =======   ============    ============    ===========

(RESTUBBED FROM PREVIOUS TABLE)
                                            TOTAL
                                        SHAREHOLDERS'
                                            EQUITY
                                       --------------
Balance, January 1, 1994               $  3,926,700

Shares of common stock issued
  in connection with private
  placement                               1,242,400
Shares of convertible preferred
  stock issued in connection with
  private placement                       6,000,000
Shares of common stock issued as
  payment for services                       32,500
Net loss                                 (3,104,500)
                                       ------------
Balance, December 31, 1994                8,097,100

Shares of common stock issued
  in connection with private
  placements                             14,623,900

Shares of common stock issued in
 connection with conversion of
  shares of convertible preferred
  stock                                        --
Shares of common stock issued in
  connection with exercise of
  warrants                                  772,500
Shares of common stock issued in
  connection with exercise of
   stock options                             18,000
Net loss                                 (5,187,000)
                                       ------------
Balance, December 31, 1995               18,324,500

Shares of common stock issued in
  connection with intial public
  offering                               27,430,200
Shares of common stock issued in
   connection with exercise of
   warrants                                 203,700
Shares of common stock issued in
   connection with exercise of stock
   options                                  826,500
Unrealized gain on investments
   available for sale                         4,400

Net loss                                 (4,027,700)
                                       ------------
Balance, December 31, 1996             $ 42,761,600
                                       ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.


                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                              1996           1995           1994
                                                        ------------    ------------    ------------
 Cash flows from operating activities
    Net loss                                            $ (4,027,700)   $ (5,187,000)   $ (3,104,500)
    Adjustments to reconcile net loss to net cash
      used in operating activities
         Depreciation and amortization                     1,015,800         901,600         406,000
         Provisions for receivables, net                     395,600         271,800         428,400
         Equity in losses of joint venture                 2,010,900       1,839,700         315,800
         Contributions to joint venture                   (2,505,500)     (1,200,000)       (300,000)
         Issuance of shares of common stock for
                payment of services                             --             --             32,500
         Cancellation of note receivable--employee              --           100,000            --
         Increase in accounts receivable                  (5,634,100)     (3,939,600)     (2,977,100)
         (Increase) decrease in due from
                joint venture                                628,400        (629,700)       (375,300)
         Increase in inventories                          (2,738,400)     (5,909,000)     (2,313,000)
         Increase in prepaid and other
                current assets                              (330,600)         (1,300)       (105,000)
         (Increase) decrease in other assets                  17,100          79,300        (137,300)
         Increase in accounts payable and
                accrued liabilities                        5,628,900       6,429,600       2,520,900
         Increase (decrease) in unearned revenue                --          (115,000)         19,500
         Decrease in due to related party                       --              --           (50,000)
                                                         ------------    ------------    ------------
                Net cash used in operating activities     (5,539,600)     (7,359,600)     (5,639,100)
                                                         ------------    ------------    ------------

Cash flows from investing activities
      Purchase of property and equipment                  (6,909,300)     (1,525,100)     (2,721,000)
      Purchase of investments available for sale, net    (26,887,600)           --              --
      Disbursement of note receivable--related party            --              --          (200,000)
      Disbursement of note receivable--employee                 --              --          (100,000)
                                                        ------------    ------------    ------------
                Net cash used in investing activities    (33,796,900)     (1,525,100)     (3,021,000)
                                                        ------------    ------------    ------------

Cash flows from financing activities
      Proceeds from issuance of shares of common
                stock                                     27,430,200      14,623,900       1,242,400
      Proceeds from issuance of shares of convertible
                preferred stock                                 --              --         6,000,000
      Proceeds from exercise of stock options
                and warrants                               1,030,200         790,500            --
      Net borrowings under bank loan                         383,400       3,526,500       2,551,000
      Proceeds from notes payable                            501,900          30,100          36,100
      Payment on notes payable                              (423,100)        (90,700)        (93,800)
                                                        ------------    ------------    ------------
          Net cash provided by financing activities       28,922,600      18,880,300       9,735,700
                                                        ------------    ------------    ------------


                                   (CONTINUED)


                       ANDRX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                            1996            1995           1994
                                                       ------------    ------------   ------------
Net increase (decrease) in cash and cash equivalents    (10,413,900)      9,995,600      1,075,600
Cash and cash equivalents, beginning of year             13,841,400       3,845,800      2,770,200
                                                       ------------    ------------   ------------

Cash and cash equivalents, end of year                 $  3,427,500    $ 13,841,400   $  3,845,800
                                                       ============    ============   ============

Supplemental disclosure of cash paid during
    the year for:
    Interest                                           $    764,900    $    636,200   $    104,300
                                                       ============    ============   ============


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1)      GENERAL

         Andrx Corporation and subsidiaries ("Andrx" or the "Company") was organized in August 1992, and in November 1992, commenced marketing and distributing generic pharmaceutical products manufactured by third parties. In February 1993, the Company began to engage in the development of generic controlled-release pharmaceutical products utilizing its proprietary drug delivery technologies. During 1995, the Company submitted Abbreviated New Drug Applications ("ANDA") to the United States Food and Drug Administration ("FDA") for two generic controlled-release pharmaceutical products.

         In June 1996, the Company completed an initial public offering (the "IPO") of 2,530,000 shares of the Company's common stock. The gross proceeds from the sale of such stock totaled approximately $30.4 million. The Company anticipates that the net proceeds of $27.4 million will be used primarily for research and product development activities and for capital expenditures.

         The Company is subject to the risks and uncertainties associated with a drug delivery company which has not commercialized its first product, including a history of net losses, unproven technology, lack of manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, the Company is subject to the risks and uncertainties associated with all drug delivery companies, including compliance with government regulations and the possibility of patent infringement litigation.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Andrx and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

         All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

         INVESTMENTS AVAILABLE FOR SALE

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, and (iii) available for sale securities. The Company classifies its investments as available for sale and, accordingly, any unrealized gain or loss is reported as a separate component of shareholders' equity. The cost related to investments available for sale is determined utilizing the specific identification method.

         INVENTORIES

         Inventories, which consist primarily of generic pharmaceutical products held for distribution, are stated at the lower of cost (first-in, first-out) or market. Cost is based on purchase price, net of vendor discounts, rebates and allowances.

         PROPERTY AND EQUIPMENT, NET

         Property and equipment are recorded at cost. Depreciation for laboratory equipment, computer hardware and software and furniture and fixtures is provided using the straight-line method over an estimated life of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated life of the asset or the term of the lease. The Company will provide depreciation for the commercial-scale manufacturing facility and related equipment once they are placed into service.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


         In March 1995, the FASB issued SFAS No. 121 "Accounting For The Impairment Of Long-Lived Assets" which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the book value of the asset would be compared to the market value or expected future cash flow value. The Company adopted the provisions of SFAS No. 121 for the year ended December 31, 1996, as required. Such adoption had no impact on the Company's results of operations or financial position.

         REVENUE RECOGNITION

         Distribution revenues and the related cost of revenues are recognized at the time a product is shipped. Cost of distribution revenues is based on the purchase price of the product, net of vendor discounts, rebates and allowances. Research and development services to joint venture and the related cost are recognized at the time the services are rendered (see Note 7). Licensing revenue is recognized when earned in accordance with the terms of the underlying agreements (see Note 6).

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements. Research and development costs are expensed as incurred.

         STOCK-BASED COMPENSATION

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are continued, pro forma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the years ended December 31, 1996, 1995 and 1994, the Company recognized compensation costs under the provisions of APB No. 25, and for the years ended December 31, 1996 and 1995 the Company has provided the expanded disclosure required by SFAS No. 123 (see Note 11).

         INCOME TAXES

         The Company, at its inception, adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of said benefits is "more likely than not".

         NET LOSS PER SHARE

         For the year ended December 31, 1996, net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in loss per share.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the 12-month period prior to a public offering are required to be included in the calculation of earnings or loss per share as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the initial public offering price). Accordingly, the weighted average number of shares of common stock outstanding for the years ended December 31, 1995 and 1994 have been adjusted to reflect the impact of such additional common and common equivalent shares issued below the initial public offering price.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1996 and 1995, the carrying amount of cash and cash equivalents, investments available for sale, accounts receivable, due from joint venture, prepaid and other current assets, accounts payable, accrued liabilities, bank loan, notes payable and commitment to joint venture approximates fair value due to the short maturity of these instruments.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


         CONCENTRATION OF CREDIT RISK

         Accounts receivable are principally due from independent pharmacies, regional pharmacy chains which do not maintain their own warehousing facilities and pharmacy buying groups. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses. The Company has no significant off-balance sheet concentration of credit risk.


         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)      PROPERTY AND EQUIPMENT, NET

         Property and equipment are summarized as follows:




                                                    DECEMBER 31,

                                              1996               1995
                                         ------------       ------------

Manufacturing equipment                  $  3,923,900       $  1,255,000
Laboratory equipment                        1,621,800          1,321,100
Leasehold improvements                      3,780,500            754,900
Computer hardware and software              1,754,900          1,209,700
Furniture and fixtures                        907,900            539,000
                                         ------------       ------------
                                           11,989,000          5,079,700

Less: accumulated depreciation
   and amortization                       (2,264,400)        (1,248,600)
                                         ------------       ------------

Property and equipment, net              $  9,724,600       $  3,831,100
                                         ============       ============


 (4)     INCOME TAXES

         For the years ended December 31, 1996, 1995 and 1994, the Company was not required to provide for federal or state income taxes due to its net losses. Under the provisions of SFAS No. 109, the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards given the Company's history of net losses. As of December 31, 1996, for financial reporting purposes and federal income tax purposes, the Company has net operating loss carryforwards of approximately $13 million and $10 million, respectively, which if not utilized, will expire beginning in 2008. Net operating loss carryforwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(5)      BANK LOAN

         In January 1996, Anda Generics, Inc. ("Generics"), the Company's wholly owned subsidiary engaged in the distribution of pharmaceutical products, increased the maximum amount available under an existing line of credit from $8,000,000 to $10,000,000 and the interest rate was decreased from the prime rate plus 2.0% to the prime rate plus 1.5%. Borrowings under the line of credit are only available for financing Generics' operations, are secured by all the assets of that operation and are subject to a borrowing base related to the value of Generics' accounts receivable and inventories. The loan is guaranteed by Andrx Corporation and its other subsidiaries. The agreement requires compliance with certain covenants including the maintenance of minimum working capital and net worth levels by Generics.

         In October 1996, the Company amended its line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate (8.25% as of December 31, 1996) plus 1.5% to the prime rate plus 1.0%, the unused commitment fee was reduced from .5% to .25%, and under certain circumstances, permitted the payment of dividends, repayments and advances from Generics to Andrx and its other subsidiaries.

(6)      LICENSING AGREEMENTS

         In April 1996, the Company entered into a collaboration agreement for the development of a brand name controlled-release pharmaceutical product with Sepracor, Inc. ("Sepracor"). Pursuant to this agreement, Andrx is using one of its controlled-release drug delivery technologies to formulate a once-a-day version of fexofenadine (previously known as terfenadine carboxylate), an antihistamine being developed by Sepracor. A twice-a-day version of this drug was approved by the FDA in 1996, and is marketed in the U.S. under the brand name Allegra(R) by Hoechst Marion Roussel, Inc. ("HMR"). Under the development agreement with Sepracor, the Company is responsible for developing a formulation of the product and transferring such technology to Sepracor who will be responsible for obtaining FDA approvals for the product and the manufacturing and marketing of the product. The Company will receive certain fees under the development agreement and will be entitled to receive royalties from the sale or license of the product.

         In December 20, 1996, Andrx entered into a worldwide licensing agreement with ASTA Medica AG ("Asta Medica"), a subsidiary of Degussa AG, for the use of dilazep, an orally administered drug to be used in the treatment of cancer. Under the terms of the agreement, ASTA Medica will be responsible for clinical development, the filing of a New Drug Application ("NDA") and the commercialization of the product. Andrx will receive a royalty from ASTA Medica, on worldwide net sales of the product and will be responsible for certain royalty payments related thereto. Andrx originally licensing this technology, which has now been patented, from The UAB Research Foundation.

         The Company has entered into an agreement with a brand name pharmaceutical company to apply one of its technologies to that company's brand name marketed product in an attempt to develop a once-a-day version of that product. If that company then wishes to utilize Andrx's technology in connection with its product, the parties will attempt to negotiate a licensing agreement.

         As a result of milestone payments in connection with these and previous licensing agreements, Andrx received $125,000, $50,000 and $175,000, during the years ended December 31, 1996, 1995 and 1994, respectively, of which $50,000, $165,000 and $155,500, respectively, was recognized as licensing revenue.

(7)      JOINT VENTURE

         In July 1994, the Company and Circa Pharmaceuticals, Inc., now a wholly owned subsidiary of Watson Pharmaceuticals, Inc. ("Watson") (the Company and Watson are herein afterwards collectively referred to as the "Partners"), formed a joint venture to develop, manufacture and market generic controlled-release pharmaceutical products (the "joint venture" or "ANCIRC"). Watson also acquired an equity interest in the Company in exchange for a payment of $6,000,000. In addition, Watson may acquire a further equity interest by exercise of certain warrants (see Note 10). Andrx Pharmaceuticals, Inc. ("Pharmaceuticals"), a wholly owned subsidiary of the Company, will perform the research and development formulations for the joint venture products and the Company will also market and distribute any of ANCIRC's products upon regulatory approval. Watson will provide the regulatory support for the joint venture products and manufacture any of ANCIRC's products upon regulatory approval.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


         Capital contributions and ANCIRC's net income or loss are to be allocated in proportion to the respective Partners' interest in the joint venture. Such interests were originally 60% to Andrx and 40% to Watson. On October 30, 1995, in connection with Watson's purchase of additional shares of common stock of Andrx (see Note 10), the Partners amended the joint venture agreement to modify each Partner's respective interest to 50%. Under the terms of the amendment to the joint venture agreement, Watson was not required to contribute additional capital to ANCIRC to equalize the partners' capital accounts as of the amendment date. The Partners' capital accounts will be equalized in future periods out of net cash flow or upon liquidation, to the extent funds are available. ANCIRC is managed by and under the direction of a management committee which is comprised of six members. Three members are appointed by each partner. Based on the equal representation of the management committee and the Company's inability to unilaterally control the joint venture, the Company utilizes the equity method to account for its investment in or its commitment to this joint venture.

         The agreements governing the ANCIRC joint venture require Dr. Chih-Ming
J. Chen, Pharmaceutical's President and the Company's chief scientist, to supervise the development of all ANCIRC products until at least five products have been successfully developed by ANCIRC. If Dr. Chen fails to perform supervisory services (other than by reason of his death or disability), Watson has the option to (i) require the Company to repurchase Watson's interests in ANCIRC and the Company for an amount equal to Watson's investments therein, plus interest, or (ii) assume the rights of the Company to develop and market the products. Once ANCIRC has developed three products, Watson is limited to the option set forth in (ii) of the preceding sentence.

Condensed balance sheet and statement of operations information for ANCIRC is as follows:

                                                           DECEMBER 31,
                                                       1996          1995
                                                   -----------     ----------


Cash                                               $   700,900    $    84,900
Equipment, net                                          25,100             --
                                                   -----------    -----------
     Total assets                                  $   726,000    $    84,900
                                                   ===========    ===========

Current liabilities                                $ 1,047,800    $ 1,285,200
Partners' deficit                                     (321,800)    (1,200,300)
                                                   -----------    -----------
     Total liabilities and Partners' deficit       $   726,000    $    84,900
                                                   ===========    ===========


                    PERIOD FROM INCEPTION              YEARS ENDED             PERIOD  FROM INCEPTION
                      (JULY 8, 1994) TO                DECEMBER 31,               (JULY 8,1994) TO
                      DECEMBER 31, 1996           1996             1995           DECEMBER 31, 1994
                    --------------------     ------------      -----------     ----------------------
Research and
   development
   expenses           $   7,749,600          $  4,038,800      $ 3,183,700        $      527,100
                      =============          ============      ===========        ==============

Net loss              $ ( 7,722,100)         $( 4,021,800)     $(3,173,900)       $    ( 526,400)
                      ==============         =============     ============       ===============


         For the years ended December 31, 1996 and 1995 and during the period from ANCIRC's inception (July 8, 1994) to December 31, 1994, Pharmaceuticals rendered research and development services to ANCIRC of $2,205,900, $2,528,700 and $375,300, respectively. These services were provided at cost which includes research and development overhead allocations. As of December 31, 1996 and 1995, the Company was due $376,600 and $1,005,000, respectively, from ANCIRC for research and development services rendered. In the December 31, 1996 and 1995 consolidated balance sheets, such amounts due from the joint venture have been offset by $62,500 and $516,500, respectively, representing the amount that Andrx is required to fund to the joint venture in order to receive the full amount due from the joint venture. The Company is committed to the funding of ANCIRC's future operations.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(8)      COMMITMENTS

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with its chairman of the board, president, and vice president and chief scientist. These employment agreements include confidentiality and non-competition provisions and expire in February 1998. Additionally, the Company entered into an employment agreement with its vice president and chief financial officer.

         The following schedule summarizes the future minimum payments under the Company's employment agreements as of December 31, 1996:


                      1997              $  700,500
                      1998                 240,425
                                        ----------
                                        $  940,925
                                        ==========


         PURCHASE COMMITMENTS

         The Company has entered into agreements to purchase certain manufacturing equipment and to construct a manufacturing facility with future commitments of $719,600 and $2,118,600, respectively.

         OPERATING LEASES

         The Company leases offices and office equipment under operating leases. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year, as of December 31, 1996:

                      1997              $ 779,300
                      1998                488,300
                      1999                406,800
                      2000                370,800
                      2001                354,700
                      Thereafter          868,900
                                      -----------
                                      $ 3,268,800
                                      ===========

         Rent expense amounted to $445,600, $209,800 and $195,900 for the years ended December 31, 1996, 1995 and 1994, respectively.

(9)      RELATED PARTY TRANSACTIONS

         In March 1994, the Company entered into an amendment to a then existing royalty agreement (the "March 1994 Amendment") with Dr. Chih-Ming J. Chen, Pharmaceuticals' president. The March 1994 Amendment changes the amount of the royalties due to Dr. Chen upon the sale of certain products, including one of the products for which an ANDA was submitted to the FDA in 1995. These products are not currently being sold or marketed. In August 1994, Dr. Chen received a $100,000 loan and options to purchase 200,000 shares of the Company's common stock vesting at certain time frames based upon the ANDAs for such products. In 1996, the board of directors canceled Dr. Chen's obligation to repay the $100,000 loan and the related accrued interest as a bonus for the submission of one of the ANDAs in 1995. Accordingly, for the year ended December 31, 1995, the Company recorded $107,000 of compensation expense in the accompanying consolidated statement of operations. As of December 31, 1995, all of these options granted to Dr. Chen had vested. These options have an exercise price of $6.50 per share, representing the fair market value on the date of grant as determined by the board of directors.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

         In September 1994, the Company entered into an agreement to loan $250,000 to Pharmacy Services Group, Inc. ("PSG"), a pharmacy benefits management and mail order marketing company. PSG was a customer of the Company's distribution operations and was controlled by a former principal shareholder of the Company. In addition, the Company's chairman of the board and president each owned less than 1% of PSG's outstanding shares of common stock. In exchange for additional consideration in the form of options to purchase shares of PSG common stock , the Company agreed not to declare a default under the note or to accelerate the note as a result of PSG's failure to fulfill certain requirements of the original note. During 1995, the management of the Company determined that the net outstanding accounts receivable balance of $52,000 due from PSG and note receivable of $250,000 were uncollectible, and the Company wrote off these balances due from PSG.

         For the years ended December 31, 1996, 1995 and 1994, approximately $119,200, $578,900 and $851,200, respectively, of distribution revenues were generated from related parties, which were owned in part by the Company's chairman of the board. In December 1994, one of these related parties filed for Chapter 11 bankruptcy protection. During 1995, management provided an allowance and wrote off the net outstanding balance of $157,000.


(10)     SHAREHOLDERS' EQUITY


         In December 1993 and January 1994, the Company sold an aggregate of
44.70 units (the "Placement Units") to various investors. Each Placement Unit was sold at $100,000 and consisted of 11,240 shares of common stock and 11,240 warrants (the "Placement Warrants"). Each Placement Warrant entitles the holder thereof to purchase one share of common stock through December 1998, at a price of $7.25. The Company also granted Gruntal & Co., Incorporated, the placement agent, the option (the "Agent's Option") to purchase 4.47 Placement Units at a price of $100,000 per Placement Unit at any time through December 1998. In December 1996, the Company registered, under the Securities Act of 1933, the shares of common stock included in the Placement Units including the shares of common stock issuable upon the exercise of the Placement Warrants and the Agents Option.

         In July 1994, the Company issued 33,700 shares of its convertible preferred stock and a warrant to acquire up to 337,100 shares of the Company's common stock to Watson for an aggregate consideration of $6,000,000. The preferred shares automatically converted into 674,200 shares of common stock on April 30, 1995. Watson has certain registration rights related to the common stock and warrants. The warrant is exercisable in whole or in part until July 8, 1999 at an exercise price of $8.90 per share. This issuance was associated with a joint venture agreement between the Company and Watson. See Note 7 for further discussion of the joint venture.

         In August 1995, the Company issued 90,900 shares of common stock in a private placement transaction with Watson at $11.00 per share for an aggregate consideration of $1,000,000. Additionally, in December 1995, the Company issued 1,144,900 shares of common stock in a private transaction with Watson at $11.00 per share for an aggregate consideration of $12,593,900. Watson also has certain registration rights related to the 1,235,800 shares of common stock purchased from the Company in 1995. In conjunction with these transactions, the Company and Watson amended the terms of the joint venture agreement. See Note 7 for further discussion of the amendment to the joint venture agreement.

         In June 1996, the Company completed its IPO of 2,530,000 shares of the Company's common stock at a price of $12.00 per share. The net proceeds from the sale of such stock totaled approximately $27.4 million.


(11)     STOCK INCENTIVE PLAN

         In February 1993, the Company adopted a stock incentive plan (the "Plan") under which the board of directors or its compensation committee is authorized to grant stock options, stock appreciation rights, restricted stock, deferred stock, performance units, loans and tax offset payments or any combination thereof, to employees, consultants or advisors of the Company. The exercise price at which any stock option may be awarded is to be determined by the board of directors. Options granted under the Plan must be exercised within ten years of grant, unless a shorter period is designated at the time of grant. No options can be awarded under the Plan after February 26, 2003. In 1996, the board of directors and shareholders approved an increase in the number of shares available for grant in the Plan to 1,250,000.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


          The Company accounts for options granted under this Plan in accordance with the provisions of APB No. 25. Each stock option has an exercise price equal to the market price on the date of grant and, accordingly, no compensation expense has been recorded for any stock option grants.


A summary of the Plan's activity is as follows:

                                     NUMBER OF SHARES    OPTION PRICE
                                        UNDER OPTION       PER SHARE
                                     ----------------   ---------------
Outstanding, January 1, 1994             231,375        $ 3.00   $ 7.00
Options granted                          405,000          6.50     9.00
                                         -------
Outstanding, December 31, 1994           636,375          3.00     9.00
Options granted                          210,250          7.25    11.00
Options exercised                         (6,000)         3.00       --
Options forfeited                        (74,000)         3.00     8.00
                                         -------
Outstanding, December 31, 1995           766,625          3.00    11.00
Options granted                          378,325         11.00    14.50
Options exercised                       (132,287)         3.00    11.00
Options forfeited                        (98,313)         3.00    14.44
                                        --------
Outstanding, December 31, 1996           914,350          3.00    14.50
                                        ========


         The range of fair value per share as of the grant date was $3.76 to $10.31 for stock options granted in 1996 and $2.60 to $7.85 for stock options granted in 1995. The determination of the fair value of all stocks options granted in 1996 and 1995 was based on (i) risk-free interest rates of 5.5% to 6.1%, depending on the expected life of each option, (ii) expected option lives
1.5 years to 7.5 years, depending on the vesting provisions of each option,
(iii) expected volatility in the market price of the Company's common stock of 70%, and (iv) no expected dividends on the underlying stock.

         The following table summarizes the pro forma consolidated results of operations of the Company as though the fair value based accounting method of SFAS No. 123 had been used in accounting for stock options.



                                               1996             1995
                                            -----------      -----------

Net Loss                 As Reported        $(4,027,700)     $(5,187,000)
                                            ===========      ===========
                         Pro Forma          $(5,108,300)     $(5,491,800)
                                            ===========      ===========
Net Loss Per Shares      As Reported        $     (0.33)     $     (0.55)
                                            ===========      ===========
                         Pro Forma          $     (0.42)     $     (0.58)
                                            ===========      ===========

(12)  401(K) PLAN

         In February 1995, the Company adopted a 401(k) retirement plan covering substantially all employees. Monthly contributions to the retirement plan are made by the Company based upon the employee contributions to the plan. During the years ended December 31, 1996 and 1995, the Company contributed $86,700 and $63,600, respectively, to the retirement plan.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


(13)     LITIGATION

         In January 1996, HMR and Carderm Capital, L.P. (collectively, "Hoechst"), filed suit against the Company claiming patent infringement as a result of the Company's ANDA filing with the FDA in late 1995 for a generic version of Cardizem CD(R). The Company responded to this claim by denying infringement, raising various other defenses and by filing certain counterclaims against Hoechst. While the Company believes its product does not infringe upon any of the patents held in connection with the branded product and that it has meritorious defenses against this suit, the ultimate resolution of this matter is not currently known and may delay or prevent the Company from obtaining an approval to market from the FDA related to this ANDA.


         In May 1996, Rhone-Poulenc Rorer, Inc., and Jagotec AG (collectively "RPR"), commenced a lawsuit against the Company claiming patent infringement as a result of the Company's ANDA filing with the FDA in late 1995 for a generic version of Dilacor XR(R). The Company denied infringement and raised various other defenses in this claim. In December 1996, RPR agreed to dismiss the patent infringement lawsuit and the parties signed a settlement agreement which provided for the dismissal, without prejudice, of all claims and counterclaims in the lawsuit. An Order of Dismissal was entered by the U.S. District Court judge on January 7, 1997.

         Patent infringement claims of this nature may be made by other pharmaceutical companies in connection with the Company's filing of other ANDAs with the FDA. The Company evaluates the probability of patent infringement litigation with respect to each of its ANDA submissions on a case by case basis. Accordingly, for the years ended December 31, 1996 and 1995, the Company provided for estimated litigation costs. Although the Company believes it has adequately provided for such matters based on the current available information, the Company may incur additional litigation costs in future years which may be material to the Company's results of operations and financial position.

         In May 1996, an employee of the Company resigned from his position and, in connection therewith, claimed that he was entitled to receive, pursuant to the terms of his employment arrangement with the Company, a royalty equal to 1% of the gross revenues from certain products under development by the Company. If litigation is commenced, the Company intends to contest it.

(14)     QUARTERLY UNAUDITED FINANCIAL RESULTS

                        MARCH  31,       JUNE  30,      SEPTEMBER 30,     DECEMBER 31,
1996                  ------------     ------------     -------------    -------------
----
Net Revenue           $ 18,917,900     $ 20,413,300     $ 23,595,000     $ 26,050,500
Gross profit          $  2,991,100     $  3,287,100     $  3,843,500     $  4,249,200
Net loss              $   (722,400)    $ (1,162,500)    $ (1,018,100)    $ (1,124,700)
Net loss per share    $      (0.07)    $      (0.10)    $      (0.08)    $      (0.08)

1995
----
Net Revenue           $ 11,425,200     $ 12,212,000     $ 13,258,500     $  16,265,800
Gross profit          $  1,820,000     $  2,070,600     $  2,360,200     $   2,601,100
Net loss              $  ( 653,700)    $ (1,134,000)    $ (1,096,500)    $  (2,302,800)
Net loss per share    $      (0.07)    $      (0.12)    $      (0.11)    $       (0.23)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters since January 1, 1994.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The information required by this Item 10 is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1)  CONSOLIDATED FINANCIAL STATEMENTS

     Reference is made to the Index to Financial Statements included in
       Part II, Item 8 of this Report.

     (2)  FINANCIAL STATEMENT SCHEDULES

     Report of Independent Certified Public Accountants on
                                                                          PAGE
                                                                          ----
     Financial Statement Schedule                                          S-1

     Schedule II - Valuation and Qualifying Accounts                       S-2

     All other schedules for which provision is made in applicable regulations of the Commission are omitted because they are not applicable or the required information is in the Consolidated Financial Statements or notes thereto.

     (3)  EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------

 3.1              Form of Registrant's Amended and Restated Articles of
                  Incorporation(1)

 3.2              Form of Registrant's Amended and Restated Bylaws(1)

 4.1              Specimen Common Stock Certificate(1)

10.1              Form of Stock Incentive Plan, as amended(1)*

10.2 Employment Agreement between the Registrant and Alan P. Cohen, as amended(1)*

10.3              Employment Agreement between the Registrant and Elliot F.
                  Hahn, as amended(1)*

10.4              Employment Agreement between the Registrant and Chih-Ming J.
                  Chen, as amended(1)*

10.5              Severance Agreement between the Registrant and Scott Lodin(1)*

10.6              Royalty Agreement between the Registrant and Chih-Ming J.
                  Chen(1)*

10.7 Form of Indemnification Agreement between the Registrant and its officers and directors(1)*

10.8 Development and License Agreement dated as of June 28, 1993 by and between Zenith Laboratories, Inc. and the Registrant(1)(3)

10.9 Technical Transfer Agreement dated as of July 30, 1993 by and between Yung Shin Pharmaceutical Ind. Co. Ltd. and the Registrant (1)(3)

10.10 Development and License Agreement dated as of September 22, 1993 by and between Circa Pharmaceuticals, Inc. and the Registrant(1)(3)

10.11 Development and License Agreement dated as of November 10, 1993 by and between Mylan Pharmaceuticals, Inc. and the Registrant(1)(3)

10.12 Development and License Agreement dated as of December 7, 1993 by and between Circa Pharmaceuticals, Inc. and the Registrant(1)(3)

10.13 Development and License Agreement dated as of January 17, 1994 by and between Purzer Pharmaceutical Co., Ltd. and the Registrant(1)(3)

10.14 Lease Agreement relating to premises located at 4001 SW 47th Avenue, Ft. Lauderdale, Florida(1)

10.15 Lease Agreement relating to premises located at 4011 SW 47th Avenue, Ft. Lauderdale, Florida(1)

10.16 Lease Agreement relating to premises located at 3436 University Drive, Davie, Florida(1)

10.17 Loan and Security Agreement by and between Congress Financial Corporation (Florida) and the Registrant, as amended(1)

10.18 ANCIRC General Partnership Agreement between Circa Pharmaceuticals, Inc. and the Registrant, as amended(1)

10.19 Research and Development Services Agreement dated as of July 8, 1994 by and between ANCIRC and the Registrant, as amended(1)

10.20 Manufacturing and Regulatory Approval Agreement dated as of July 8, 1994 by and between Circa Pharmaceuticals, Inc. and ANCIRC, as amended(1)

10.21 Distribution and Marketing Agreement dated as of July 8, 1994 between ANCIRC and the Registrant, as amended(1)

10.22 Patent and Know How License Agreement dated as of July 8, 1994 between ANCIRC and the Registrant, as amended(1)

10.23 Patent and Know How License Agreement dated as of July 8, 1994 between Circa Pharmaceuticals, Inc. and ANCIRC, as amended(1)

10.24 Securities Purchase Agreement dated as of July 8, 1994 between the Registrant and Circa Pharmaceuticals, Inc.(1)

10.25 Securities Purchase Agreement dated as of August 17, 1995 between the Registrant and Circa Pharmaceuticals, Inc.(1)

10.26 Securities Purchase Agreement dated as of October 30, 1995 between the Registrant and Circa Pharmaceuticals, Inc.(1)

10.27             Development Agreement between Sepracor, Inc. and the
                  Registrant(1)(3)

10.28 Sixth Amendment to the Loan and Security Agreement by and between Congress Financial Corporation (Florida) and Registrant(4)

10.29             Employment Agreement between the Registrant and Angelo C.
                  Malahias(2)*

10.30 First Amendment to Lease Agreement relating to the premises located at 3436 University Drive, Davie, Florida(2)

11.1              Net loss per share computation(2)

21.1              Subsidiaries of the Registrant(2)

23.2              Consent of Arthur Andersen LLP(2)

27.1              Financial Data Schedule(2)

99.1              Financial Statements of ANCIRC(2)

------------------------

*                 MANAGEMENT COMPENSATION PLAN OR ARRANGEMENT.

(1) FILED AS AN EXHIBIT OF THE SAME NUMBER TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-03614) AND INCORPORATED HEREIN BY REFERENCE.

(2)               FILED HEREWITH.

(3) A REQUEST FOR CONFIDENTIAL TREATMENT PURSUANT TO RULE 406 UNDER THE SECURITIES ACT HAS BEEN MADE AND GRANTED FOR CERTAIN PORTIONS OF THIS EXHIBIT.

(4) FILED AS AN EXHIBIT OF THE SAME NUMBER IN QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1996 AND INCORPORATED HEREIN BY REFERENCE.

EXHIBIT           NO.DESCRIPTION
-------           --------------


(b)               Reports on Form 8-K

                  None.

(c)               Item 601 Exhibits

                  The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

(d)               Financial Statement Schedules

                  The financial statement schedules required by Regulation S-K are set forth in (A)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ANDRX CORPORATION



                                        By:  /s/ ALAN P. COHEN
                                             -----------------------------------
                                             Alan P. Cohen
                                             Chairman of the Board and
                                             Chief Executive Officer




                                        By:  /s/ ANGELO C. MALAHIAS
                                             -----------------------------------
                                             Angelo C. Malahias
                                             Vice President and
                                             Chief Financial Officer



Date:  March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                    DATE
         ---------                       -----                    ----



/s/ ALAN P. COHEN             Chairman of the Board and Chief     March 27, 1997
----------------------------  Executive Officer
    Alan P. Cohen             (Principal Executive Officer)


/s/ ELLIOT F. HAHN            President                           March 27, 1997
----------------------------
    Elliot F. Hahn, Ph.D.


/s/ CHIH-MING J. CHEN         Vice President and Chief Scientist  March 27, 1997
----------------------------
    Chih-Ming J. Chen, Ph.D.


/s/ ANGELO C. MALAHIAS        Vice President and Chief            March 27, 1997
----------------------------  Financial Officer
    Angelo C. Malahias        (Principal Financial and
                              Accounting Officer)

         SIGNATURE                      TITLE                    DATE
         ---------                      -----                    ----



/s/  ELAINE BLOOM                       Director                 March 27, 1997
----------------------------
     Rep. Elaine Bloom


/s/  PAUL M. DONOFRIO                   Director                 March 27, 1997
----------------------------
     Paul M. Donofrio



/s/  IRWIN C. GERSON                    Director                 March 27, 1997
----------------------------
     Irwin C. Gerson



/s/  ELLIOT LEVINE                      Director                 March 27, 1997
----------------------------
     Elliot Levine



/s/  MICHAEL A. SCHWARTZ                Director                 March 27, 1997
----------------------------
     Michael A. Schwartz,
     Ph.D.



/s/  MELVIN SHAROKY                     Director                 March 27, 1997
----------------------------
     Melvin Sharoky, M.D.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Stockholders of
Andrx Corporation

     We have audited in accordance with generally accepted auditing standards, the financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 included in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
    February 14, 1997.

                       ANDRX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                  BALANCE AT                          BALANCE AT
                                  BEGINNING                              END
                                   OF YEAR    ADDITIONS   DEDUCTIONS   OF YEAR
                                  ==========  ==-======   ==========  ==========



Year ended December 31, 1996
 allowance for doubtful accounts   $574,200   $576,800    $(181,200)   $969,800
                                   ========   ========    ==========   ========

Year ended December 31, 1995
 allowance for doubtful accounts   $552,400   $546,600    $(524,800)   $574,200
                                   ========   ========    ==========   ========


Year ended December 31, 1994
 allowance for doubtful accounts   $124,000   $485,600    $ (57,200)   $552,400
                                   ========   ========    ==========   ========

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.29               Employment Agreement between the Registrant and Angelo C.
                    Malahias

10.30 First Amendment to Lease Agreement relating to the premises located at 3436 University Drive, Davie, Florida

21.1                Subsidiaries of the Registrant

23.2                Consent of Arthur Andersen LLP

27.1                Financial Data Schedule

99.1                Financial Statements of ANCIRC