Form 10-Q
period 1997-03-31
ANDRX CORP
filed 1997-05-15
CIK 911755

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

                         YES [X]              NO [ ]

As of April 11, 1997, 13,640,800 shares of the Registrant's only class of common stock were issued and outstanding.

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                                 PAGE NUMBER
                                                                 -----------

               INDEX TO FORM 10-Q                                        2

PART I         FINANCIAL INFORMATION

   Item 1.     Consolidated Financial Statements

               Consolidated Balance Sheets
                 as of March 31, 1997 and
                 December 31, 1996                                       3

               Consolidated Statements of Operations
                 for the three months ended
                 March 31, 1997 and 1996                                 4

               Consolidated Statements of Cash Flows
                 for the three months ended
                 March 31, 1997 and 1996                                 5

               Notes to Consolidated Financial Statements                6

   Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           9

PART II        OTHER INFORMATION

   Item 1.     Legal Proceedings                                        13

   Item 6.     Exhibits and Reports on Form 8-K                         14

SIGNATURES                                                              15


                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           Assets                                                   MARCH 31,         DECEMBER 31,
                                                                                      1997                1996

                                                                                 ----------------   -----------------
                                                                                   (UNAUDITED)

Current assets
   Cash and cash equivalents                                               $      8,789,900         $      3,427,500
   Investments available for sale                                                17,298,100               26,892,000
   Accounts receivable, net of allowances of $1,000,000 (unaudited) and
    $969,800 as of March 31, 1997 and December 31, 1996, respectively            15,397,200               13,501,900
   Due from joint venture, net                                                      654,300                  314,100
   Inventories                                                                   16,750,500               12,240,400
   Prepaid and other current assets                                                 377,700                  461,100
                                                                           ----------------         ----------------
     Total current assets                                                        59,267,700               56,837,000
Property and equipment, net                                                      12,513,600                9,724,600
Other assets                                                                         77,600                   74,700
                                                                           ----------------         ----------------
     Total assets                                                          $     71,858,900         $     66,636,300
                                                                           ================         ================
                           Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable                                                        $     21,594,400         $     13,839,100
   Accrued liabilities                                                            3,677,100                3,374,000
   Bank loan                                                                      3,748,100                6,460,900
   Notes payable                                                                         --                  102,300
   Commitment to joint venture, net                                                 143,100                   98,400
                                                                           ----------------         ----------------
       Total current liabilities                                                 29,162,700               23,874,700
                                                                           ----------------         ----------------

 Commitments and contingencies

 Shareholders' equity
  Convertible preferred stock; $0.001 par value,
   1,000,000 shares authorized; no shares issued and
    outstanding as of March 31, 1997 (unaudited) and December 31, 1996,
    respectively                                                                         --                       --
  Common stock; $0.001 par value, 25,000,000 shares
    authorized; 13,622,300 (unaudited) and 13,417,500 shares issued and outstanding as of March 31, 1997 and
    December 31, 1996, respectively                                                  13,600                   13,400
  Additional paid-in capital                                                     58,599,400               57,252,700
  Accumulated deficit                                                           (15,911,400)             (14,508,900)
  Unrealized gain (loss) on investments available for sale                           (5,400)                   4,400
                                                                           ----------------         ----------------
    Total shareholders' equity                                                   42,696,200               42,761,600
                                                                           ----------------         ----------------
    Total liabilities and shareholders' equity                             $     71,858,900         $     66,636,300
                                                                           ================         ================


          See Accompanying Notes to Consolidated Financial Statements.


                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         1997                   1996
                                                   -----------------    -----------------

Revenues

   Distribution revenues, net                      $    30,662,400       $   18,039,900
   Research and development services
     to joint venture                                      398,500              878,000
                                                   ---------------       --------------
    Total revenues                                      31,060,900           18,917,900
                                                   ---------------       --------------

Cost of revenues
   Distribution                                         25,888,600           15,048,800
   Research and development services
     to joint venture                                      398,500              878,000
                                                   ---------------       --------------
    Total cost of revenues                              26,287,100           15,926,800
                                                   ---------------       --------------

Gross profit                                             4,773,800            2,991,100
                                                   ---------------       --------------

Operating expenses
   Selling, general and administrative                   3,985,600            2,754,100
   Research and development                              2,044,400              409,500
   Equity in losses of joint venture                       403,000              544,500
                                                   ---------------       --------------
    Total operating expenses                             6,433,000            3,708,100
                                                   ---------------       --------------

Loss from operations                                    (1,659,200)            (717,000)

Interest expense                                          (130,300)            (148,900)
Interest income                                            387,000              143,500
                                                   ---------------       --------------
Net loss                                           $    (1,402,500)      $     (722,400)
                                                   ===============       ==============

Net loss per share                                 $         (0.10)      $        (0.07)
                                                   ===============       ==============
Weighted average shares of
    common stock outstanding                            13,498,900           10,743,600
                                                   ===============       ==============




          See Accompanying Notes to Consolidated Financial Statements.


                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           1997                          1996
                                                                      ---------------               ----------------
Cash flows from operating activities
  Net loss                                                            $  (1,402,500)                $     (722,400)
  Adjustments to reconcile net loss to net cash provided by
    operating activities
    Depreciation and amortization                                           313,200                        203,000
    Provision for receivables, net                                           30,200                         87,800
    Equity in losses of joint venture                                       403,000                        544,500
    Contributions to joint venture                                         (300,000)                      (705,500)
    Increase in accounts receivable                                      (1,925,500)                      (130,400)
    (Increase) decrease in due from joint venture                          (398,500)                        95,600
    (Increase) decrease in inventories                                   (4,510,100)                       484,700
    Decrease in prepaid and other current assets                             83,400                         28,800
    (Increase) decrease in other assets                                      (2,900)                        21,600
    Increase in accounts payable and accrued liabilities                  8,058,400                      2,322,600
                                                                     --------------                 --------------
      Net cash provided by operating activities                             348,700                      2,230,300
                                                                     --------------                 --------------

Cash flows from investing activities
    Purchase of property and equipment                                   (3,102,200)                      (824,800)
    Maturity of investments available for sale                            9,584,100                            --
                                                                      --------------                --------------
    Net cash provided by (used in) investing activities                   6,481,900                       (824,800)
                                                                      --------------                --------------
Cash flows from financing activities
  Net repayments under bank loan                                         (2,712,800)                    (3,749,000)
  Proceeds from exercise of stock options and warrants                    1,346,900                            --
  Payment on notes payable                                                 (102,300)                        (9,900)
                                                                      --------------                --------------
    Net cash used in financing activities                                (1,468,200)                    (3,758,900)
                                                                      --------------                --------------

Net increase (decrease) in cash and cash equivalents                      5,362,400                     (2,353,400)
Cash and cash equivalents, beginning of period                            3,427,500                     13,841,400
                                                                     --------------                 --------------
Cash and cash equivalents, end of period                              $   8,789,900                  $  11,488,000
                                                                     ==============                 ==============

Supplemental disclosure of cash paid during the period for:
    Interest                                                          $     130,300                  $    148,900
                                                                     ==============                  ============


           See Accompanying Notes to Consolidated Financial Statements

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 1997, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996, included in the Company's December 31, 1996 Form 10-K.

2.       INCOME TAXES

         For the three month periods ended March 31, 1997 and 1996, the Company was not required to provide for federal or state income taxes due to its net losses. Under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards given the Company's history of net losses. As of March 31, 1997, for financial reporting purposes and federal income tax purposes, the Company has net operating loss carryforwards of approximately $14 million and approximately $11 million, respectively, which if not utilized, will expire beginning in 2008. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

3.        JOINT VENTURE

         Condensed balance sheets and statements of operations for ANCIRC Pharmaceuticals, the Company's 50/50 joint venture with Watson Pharmaceuticals, Inc., are as follows:

                              MARCH 31, 1997              DECEMBER 31, 1996
                           ------------------            -------------------

Cash                          $ 1,217,000                   $   700,900
Equipment, net                     23,500                        25,100
                              -----------                   -----------
    Total assets              $ 1,240,500                   $   726,000
                              ===========                   ===========

Current liabilities           $ 1,768,400                   $ 1,047,800
Partners' deficit                (527,900)                     (321,800)
                              -----------                   -----------
    Total liabilities and
    partners' deficit         $ 1,240,500                   $   726,000
                              ===========                   ===========


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            1997                     1996
                                      --------------           ---------------

     Research and development
                expenses              $     813,600            $    1,090,300
                                      =============            ==============
     Net loss                         $    (806,100)           $   (1,089,000)
                                      =============            ==============



         As of March 31, 1997 and December 31, 1996, the Company was due $775,100 and $376,600, respectively, from ANCIRC Pharmaceuticals for research and development services rendered. In the March 31, 1997 and December 31, 1996 consolidated balance sheets, such amounts due from the joint venture were offset by $120,800 and $62,500, respectively, representing the amount that Andrx is required to fund to ANCIRC Pharmaceuticals in order to receive the full amount due from the joint venture.

4.       NET LOSS PER SHARE

         For the three months ended March 31, 1997, net loss per share is based on the weighted average number of common shares outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in the calculation of net loss per share.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common stock and common stock equivalents issued at prices below the public offering price during the 12-month period prior to the Company's initial public offering on June 14, 1996, are required to be included in the calculation of earnings or loss per share, as if they were outstanding for all periods presented prior to the offering using the treasury stock method. Accordingly, the weighted average number of shares of common stock outstanding for three months ended March 31, 1996 have been adjusted to reflect the impact of such additional common stock and common stock equivalents issued below the initial public offering price.

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No.128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings or loss per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. The provisions of SFAS No. 128 require dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. Furthermore, the provisions of SFAS No.128 require basic EPS and diluted EPS be presented for both income (loss) from continuing operations and net income (loss) on the face of the statement of operations. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior period EPS data presented shall be restated to conform with the provisions of SFAS No. 128.

         The Company will adopt the provision of SFAS No. 128, as required. The Company's management does not expect that such adoption will have a material impact on the Company's EPS calculations.

5.       CONTINGENCIES

         In January 1996, Hoechst Marion Roussel, Inc. and Carderm Capital, L.P. (collectively, "Hoechst"), filed suit against the Company claiming patent infringement as a result of the Company's Abbreviated New Drug Application ("ANDA") filing with the U.S. Food and Drug Administration ("FDA") in late 1995 for a generic version of Cardizem CD (R). The Company responded to these claims by denying infringement, raising various other defenses and by filing certain counterclaims against Hoechst. While the Company believes its product does not infringe upon any of the patents held in connection with the branded product and that it has meritorious defenses against this suit, the ultimate resolution of this matter is not currently known and may delay or prevent the Company from obtaining any approval to market from the FDA related to the ANDA. Although the Company believes it has adequately provided for such matters based on the current available information, the Company may incur additional litigation costs in future years which may be material to the Company's results of operations and financial position.

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS NOT COMMERCIALIZED ITS FIRST PRODUCT, INCLUDING A HISTORY OF NET LOSSES, UNPROVEN TECHNOLOGY, LACK OF MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, NEED FOR FUTURE CAPITAL AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND THE POSSIBILITY OF PATENT INFRINGEMENT LITIGATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

INTRODUCTION

         Andrx was organized in August 1992 and, in November 1992, commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of generic versions of controlled-release oral pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts on the development of brand name controlled-released products. To date, the distribution operations have generated substantially all of the Company's revenues and the Company expects that revenues from the distribution of generic pharmaceuticals will continue to comprise substantially all of its revenues until the Company receives final approvals from the U.S. Food and Drug Administration ("FDA") for the marketing of its products and meaningful revenues are achieved from a product developed by the Company. The Company expects to generate negative cash flow and net losses at least through 1997.

         To expedite product development and reduce the Company's development costs, the Company has entered into collaborative agreements with major pharmaceutical companies. The Company is a 50% partner in the ANCIRC Pharmaceuticals ("ANCIRC") joint venture with Watson Pharmaceuticals, Inc. ("Watson") for the development of up to eight controlled-release drugs. Capital contributions to, and net income or losses from, ANCIRC are allocated equally between the Company and Watson. The Company generates revenues from research and development services provided to ANCIRC, which services are rendered at cost, resulting in no gross profit. The Company is also party to development and licensing agreements for additional controlled-release drugs.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         TOTAL REVENUES. Total revenues for the three months ended March 31, 1997 ("1997 Quarter") were $31.1 million, an increase of $12.1 million or 64.2%, as compared to total revenues of $18.9 million for the three months ended March 31, 1996 ("1996 Quarter"). The distribution of generic pharmaceutical products generated revenues of $30.7 million in the 1997 Quarter, an increase of $12.6 million or 70.0%, as compared to $18.0 million in the 1996 Quarter. The increase in distribution revenues reflects the Company's greater penetration of the generic distribution market. Revenues generated by research and development services to ANCIRC decreased to $399,000 in the 1997 Quarter, as compared to $878,000 in the 1996 Quarter. This reflects a decrease in the amount of research and development services provided by Andrx to ANCIRC.

         GROSS PROFIT. Gross profit on the distribution of pharmaceutical products was $4.8 million in the 1997 Quarter, an increase of 59.6% as compared to $3.0 million in the 1996 Quarter. Gross profit as a percentage of distribution revenues decreased from 16.6% in the 1996 Quarter to 15.6% in the 1997 Quarter as a result of continuing competition and pricing pressures within the generic pharmaceutical industry. The Company expects that such factors will continue to reduce the Company's gross profit percentage in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4.0 million in the 1997 Quarter, an increase of $1.2 million or 44.7%, as compared to $2.8 million in the 1996 Quarter. This increase was primarily attributable to an increase in selling activities to support the increase in distribution revenues. Selling, general and administrative expenses were 12.8% of total revenues in the 1997 Quarter, as compared to 14.6% in the 1996 Quarter.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $2.0 million in the 1997 Quarter, as compared to $410,000 in the 1996 Quarter. The increase in research and development expense reflects the expansion of development activities for the Company's Abbreviated New Drug Application ("ANDA") and New Drug Application ("NDA") programs. Research and development expenses for the 1997 Quarter include the operating expenses related to Company's efforts to establish a commercial-scale manufacturing operation including the scale-up to commercial size batches of the Company's generic versions of Cardizem CD(R) and Dilacor XR(R) for which ANDAs were submitted in late 1995. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of $399,000 in the 1997 Quarter and $878,000 in the 1996 Quarter.

         EQUITY IN LOSSES OF JOINT VENTURE. The Company's equity in losses of the ANCIRC joint venture was $403,000 in the 1997 Quarter as compared to $545,000 in the 1996 Quarter. ANCIRC's losses decreased to $806,000 in the 1997 Quarter as compared to $1.1 million in the 1996 Quarter, primarily due to the decrease in the services rendered by the Company to ANCIRC.

         INTEREST EXPENSE. Interest expense was $130,000 in the 1997 Quarter as compared to $149,000 in the 1996 Quarter. The decrease was primarily the result of a lower average level of borrowings during the 1997 Quarter. Such borrowings are utilized to fund the Company's distribution operations. Additionally, interest expense decreased as the result of amendments to the line of credit agreement during 1996, whereby, amongst other things, the interest rate on outstanding borrowings was decreased.

         INTEREST INCOME. Interest income was $387,000 in the 1997 Quarter as compared to $144,000 in the 1996 Quarter. The increase in interest income is the result of the higher level of cash, cash equivalents and investments available for sale during the 1997 Quarter as compared to the 1996 Quarter, primarily from the sale of 2,530,000 shares of the Company's common stock in an Initial Public Offering ("IPO") in June 1996 for net proceeds of $27.4 million.

         INCOME TAXES. For 1996 and 1995, the Company was not required to provide for federal or state income taxes due to its net losses. As of March 31, 1997, the net operating loss carryforward was approximately $14 million for financial reporting purposes and approximately $11 million for federal tax purposes, which, if not utilized, will begin to expire in 2008.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1996, the Company consummated the IPO which generated net proceeds of $27.4 million. Prior thereto, the Company had financed its operations primarily through private placements of equity securities which generated proceeds of $27.9 million and, to a lesser extent, through bank borrowings. As of March 31, 1997, Andrx had $26.1 million in cash, cash equivalents and investments available for sale and $30.1 million of working capital.

         Net cash provided by operating activities was $349,000 and $2.2 million in the 1997 Quarter and the 1996 Quarter, respectively. Net cash provided by operating activities in both quarters was primarily attributable to increases in accounts payable and accrued liabilities. Such increase in the 1997 Quarter was offset by the increases in accounts receivable and inventories.

         Net cash provided by investing activities was $6.5 million in the 1997 Quarter as compared to net cash used in investing activities of $825,000 in the 1996 Quarter. In the 1997 Quarter, the Company invested $3.1 million in capital expenditures as compared to $825,000 in the 1996 Quarter. The capital expenditures in the 1997 Quarter and the 1996 Quarter were primarily for the procurement of manufacturing equipment and construction of the Company's commercial-scale manufacturing facility. In the 1997 Quarter, $9.6 million of investments available for sale matured.

         Net cash used in financing activities was $1.5 million and $3.8 million in the 1997 Quarter and the 1996 Quarter, respectively. Net cash used in financing activities consisted of net repayments of $2.7 million on the Company's revolving line of credit in the 1997 Quarter as compared to $3.7 million in the 1996 Quarter. Net cash used in financing activities in the 1997 Quarter was offset by proceeds from the issuance of shares of common stock upon the exercise of stock options and warrants of $1.3 million.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's revolving line of credit of $3.7 million as of March 31, 1997 as compared to $6.5 million as of December 31, 1996. Borrowings under the line of credit are only available for the financing of the Company's distribution operations, are secured by all of the assets of that operation and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The line of credit agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. In October 1996, the Company amended the line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate (8.5% as of March 31, 1997) plus 1.5% to the prime rate plus 1.0%, and the unused commitment fee was reduced from .5% to .25%, and under certain circumstances, permitted the payment of dividends, repayments and advances from the Company's distribution subsidiary to Andrx and its other subsidiaries.

         The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations through the end of 1997. The Company expects negative cash flows and net losses to continue at least through 1997 because it will use substantial funds for its product development efforts, including the formulation of and bioequivalence studies for its generic controlled-release product candidates in the Company's ANDA pipeline, for the establishment of commercial-scale manufacturing operation and the expanded development efforts for brand name controlled-release products in the Company's NDA program. The Company anticipates that during 1997, approximately $12 million will be used for research and product development activities (including the Company's share of the funding of the ANCIRC joint venture) and approximately $6 million will be used for capital expenditures, primarily the completion of commercial-scale manufacturing operations for the commercialization of the Company's generic versions of Cardizem CD(R) and Dilacor XR(R). After 1997, the Company may need additional funding in order to complete research and development for its product candidates and to commercialize these products after receipt of FDA approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when required or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or to license to third parties products or technologies that the Company would otherwise seek to develop itself.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS


         As previously reported, in May 1996, an employee of the Company resigned from his position and, in connection therewith, claimed that he was entitled to receive, pursuant to the terms of his employment arrangement with the Company, a royalty equal to 1% of the gross revenues from certain products under development by the Company. In May 1997, a complaint was filed against the Company seeking a declaratory judgment as to whether that employee is entitled to a 1% royalty with respect to Andrx's generic versions of Cardizem CD(R) and Dilacor XR (R). The Company intends to contest this matter.

         There have been no material developments in any other legal matters since the Company's December 31, 1996 Form 10-K.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   11        Computation of Net Loss Per Share

                   27        Financial Data Schedule

              (b)  Reports on Form 8-K:

                    None

                                ANDRX CORPORATION
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            By        /s/ ALAN P. COHEN
                                 -------------------------------------------
                                 Alan P. Cohen
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)



                            By       /s/ ANGELO C. MALAHIAS
                                 -------------------------------------------
                                 Angelo C. Malahias
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

May 14, 1997

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------


11                  Computation of Net Loss Per Share

27                  Financial Data Schedule