Form 10-Q
period 1997-06-30
ANDRX CORP
filed 1997-08-13
CIK 911755

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-28454

                              -------------------

                                ANDRX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

          FLORIDA                                           65-0366879
 (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

  4001 SOUTHWEST 47TH AVENUE
       FORT LAUDERDALE, FL                                       33314
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


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

                       [X]      YES      [ ]      NO

As of July 31, 1997, 14,697,300 shares of the Registrant's only class of common stock were issued and outstanding.

================================================================================

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                                                     PAGE NUMBER
                                                                     -----------

                  INDEX TO FORM 10-Q                                           2

PART I            FINANCIAL INFORMATION

   Item 1.        Consolidated Financial Statements

                  Consolidated Balance Sheets
                    as of June 30, 1997 and
                    December 31, 1996                                          3

                  Consolidated Statements of Operations
                    for the three and six months ended
                    June 30, 1997 and 1996                                     4

                  Consolidated Statements of Cash Flows
                    for the six months ended
                    June 30, 1997 and 1996                                     5

                  Notes to Consolidated Financial Statements                   6

   Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              9

PART II           OTHER INFORMATION

   Item 2.        Changes in Securities                                       14

   Item 4.        Submission of Matters to a Vote of Security Holders         14

   Item 6.        Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                    16



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           Assets                                                                   June 30,     December 31,
                                                                                                     1997             1996
                                                                                                 ------------    ------------
                                                                                                   (UNAUDITED)
Current assets
   Cash and cash equivalents                                                                     $  7,787,000   $  3,427,500
   Investments available for sale                                                                  34,207,600     26,892,000
   Accounts receivable, net of allowances of $1,050,000 (unaudited) and
    $969,800 as of June 30, 1997 and December 31, 1996, respectively                               16,091,100     13,501,900
   Due from joint venture, net                                                                        172,300        314,100
   Inventories                                                                                     20,143,600     12,240,400
   Prepaid and other current assets                                                                   862,500        461,100
                                                                                                 ------------   ------------
     Total current assets                                                                          79,264,100     56,837,000

Property and equipment, net                                                                        14,078,300      9,724,600
Other assets                                                                                           85,900         74,700
                                                                                                 ------------   ------------
     Total assets                                                                                $ 93,428,300   $ 66,636,300
                                                                                                 ============   ============
                           Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable                                                                              $ 17,225,400   $ 13,839,100
   Accrued liabilities                                                                              4,283,300      3,374,000
   Bank loan                                                                                        8,727,200      6,460,900
   Notes payable                                                                                           --        102,300
   Commitment to joint venture, net                                                                   104,200         98,400
                                                                                                 ------------    -----------
     Total current liabilities                                                                     30,340,100     23,874,700
                                                                                                 ------------    -----------
 Commitments and contingencies

 Shareholders' equity
  Convertible preferred stock; $0.001 par value,
   1,000,000 shares authorized;  none issued and
   outstanding as of June 30, 1997 (unaudited) and
   December 31, 1996                                                                                       --             --
  Common stock; $0.001 par value, 25,000,000 shares
   authorized; 14,673,100 (unaudited) and 13,417,500 shares issued and outstanding as of June 30, 1997
   and December 31, 1996, respectively                                                                 14,700         13,400
  Additional paid-in capital                                                                       81,266,800     57,252,700
  Accumulated deficit                                                                             (18,172,500)   (14,508,900)
  Unrealized gain (loss) on investments available for sale                                            (20,800)         4,400
                                                                                                -------------   ------------
     Total shareholders' equity                                                                    63,088,200     42,761,600
                                                                                                -------------   ------------
     Total liabilities and shareholders' equity                                                  $ 93,428,300   $ 66,636,300
                                                                                                =============   ============


          See Accompanying Notes to Consolidated Financial Statements.



                       ANDRX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Ended                           Six Months Ended
                                                             June 30,                                   June 30,
                                                   1997                 1996                   1997                 1996
                                             ------------------   -----------------     -------------------   ------------------
Revenues
   Distribution, net                          $    32,558,500       $   19,736,500        $     63,220,800      $     37,776,400
   Research and development services
     to joint venture                                 292,300              676,800                 690,900             1,554,800
                                              ---------------      ---------------        ----------------     -----------------
    Total revenues                                 32,850,800           20,413,300              63,911,700            39,331,200
                                              ---------------      ---------------        ----------------     -----------------
Cost of revenues
   Distribution                                    27,657,900           16,449,400              53,546,400            31,498,200
   Research and development services
     to joint venture                                 292,300              676,800                 690,900             1,554,800
                                              ---------------      ---------------        ----------------     -----------------
    Total cost of revenues                         27,950,200           17,126,200              54,237,300            33,053,000
                                              ---------------      ---------------        ----------------     -----------------

Gross profit                                        4,900,600            3,287,100               9,674,400             6,278,200
                                              ---------------      ---------------        ----------------     -----------------

Operating expenses
   Selling, general and administrative              4,768,300            3,085,900               8,753,900             5,840,000
   Research and development                         1,685,400              915,400               3,729,800             1,324,900
   Manufacturing overhead                             472,300                    -                 472,300                     -
   Equity in losses of joint venture                  360,400              486,700                 763,400             1,031,200
                                             ----------------      ---------------        ----------------     -----------------
    Total operating expenses                        7,286,400            4,488,000              13,719,400             8,196,100
                                             ----------------      ---------------        ----------------     -----------------

Loss from operations                               (2,385,800)          (1,200,900)             (4,045,000)           (1,917,900)

Interest income                                       335,800              171,200                 722,800               314,700
Interest expense                                     (211,100)            (132,800)               (341,400)             (281,700)
                                             ----------------      ---------------        ----------------     -----------------

Net loss                                     $     (2,261,100)       $  (1,162,500)       $     (3,663,600)     $     (1,884,900)
                                             ================      ===============        ================     =================

Net loss per share                           $          (0.16)       $       (0.10)       $          (0.27)     $          (0.17)
                                             ================      ===============        ================     =================
Weighted average shares of
    common stock outstanding                       13,782,700           11,178,000              13,640,700            10,952,600
                                             ================      ===============        ================     =================



          See Accompanying Notes to Consolidated Financial Statements.



                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 1997            1996
                                                                             ------------    ------------
Cash flows from operating activities
  Net loss                                                                   $ (3,663,600)   $ (1,884,900)
  Adjustments to reconcile net loss to net cash used in
        operating activities
    Depreciation and amortization                                                 807,700         426,600
    Provision for accounts receivable, net                                         80,200         115,800
    Equity in losses of joint venture                                             763,400       1,031,200
    Contributions to joint venture                                               (700,000)     (1,255,500)
    Increase in accounts receivable                                            (2,669,400)     (1,744,800)
    Decrease in due from joint venture                                             84,200         328,200
    Increase in inventories                                                    (7,903,200)       (633,000)
    Increase in prepaid and other current assets                                 (401,400)       (719,500)
    (Increase) decrease in other assets                                           (11,200)         46,300
    Increase in accounts payable and accrued liabilities                        4,295,600       3,936,600
                                                                             ------------    ------------
      Net cash used in operating activities                                    (9,317,700)       (353,000)
                                                                             ------------    ------------

Cash flows from investing activities
   Purchase of investments available for sale                                  (7,340,800)    (14,518,200)
   Purchase of property and equipment                                          (5,161,400)     (2,331,600)
                                                                             ------------    ------------
    Net cash used in investing activities                                     (12,502,200)    (16,849,800)
                                                                             ------------    ------------

Cash flows from financing activities
  Proceeds from issuance of shares of common stock, net                        21,342,500      27,430,300
  Proceeds from exercise of stock options and warrants                          2,672,900          18,000
  Net borrowings (repayments) under bank loan                                   2,266,300      (1,658,900)
  Proceeds from notes payables                                                       --           501,900
  Payment on notes payable                                                       (102,300)        (61,600)
                                                                             ------------    ------------
    Net cash provided by financing activities                                  26,179,400      26,229,700
                                                                             ------------    ------------

Net increase in cash and cash equivalents                                       4,359,500       9,026,900
Cash and cash equivalents, beginning of period                                  3,427,500      13,841,400
                                                                             ------------    ------------
Cash and cash equivalents, end of period                                     $  7,787,000    $ 22,868,300
                                                                             ============    ============

Supplemental disclosure of cash paid during the period for:

    Interest                                                                 $    341,400    $    281,700
                                                                             ============    ============



           See Accompanying Notes to Consolidated Financial Statements

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1997 and cash flows for the six months ended June 30, 1997, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996, included in the Company's December 31, 1996 Form 10-K.

2.       PRIVATE PLACEMENTS

                                      COMMON STOCK           ADDITIONAL PAID-IN
                                SHARES            AMOUNT           CAPITAL
                                ------            ------     ------------------

Balance, January 1, 1997       13,417,500      $   13,400      $ 57,252,700
Exercise of stock options
   and warrants                   375,600             400         2,672,500
Private placements                880,000             900        21,341,600
                             ------------     -----------      ------------

Balance, June 30, 1997         14,673,100      $   14,700      $ 81,266,800
                             ============     ===========      ============

         In June 1997, the Company completed the sale of 880,000 shares of Common Stock in private placement transactions. Capital Research and Management Company, an investment management firm ("Capital"), purchased 730,000 shares of Common Stock and Watson Pharmaceuticals, Inc., a strategic partner and principal shareholder of the Company ("Watson"), purchased 150,000 shares of Common Stock. The purchase price paid by each of Capital and Watson was $25.50 per share, the closing price of Andrx's Common Stock on June 11, 1997, generating gross proceeds to the Company of $22.4 million. In a contemporaneous transaction, certain of the Company's principals also sold a total of 450,000 shares of Andrx Common Stock to Watson on the same terms and conditions. Capital and Watson were granted certain registration rights under the Securities Act of 1933, as amended, with respect to the shares purchased. In addition, Capital entered into a lock-up agreement, pursuant to which it agreed not to sell the shares it purchased for a period of at least one year, without the Company's prior written consent. Watson entered into a standstill agreement with the Company pursuant to which it agreed, among other matters, not to acquire more than a 25.0% equity interest in the Company or engage in certain transactions with the Company (including a merger), prior to June 13, 2000, without the prior approval of the Company's Board of Directors. The net proceeds of $21.3 million from the stock sales (after payment of offering expenses, including advisory fees to two investment banking firms who advised the Company in the placement of the 730,000 shares to Capital) have been and are being used by Andrx to reduce the outstanding principal balance on the Company's line of credit, to fund additional research and development and for working capital and general corporate purposes.

3.        JOINT VENTURE

         Condensed balance sheets and statements of operations for ANCIRC Pharmaceuticals, the Company's 50/50 joint venture with Watson, are as follows:



                                                   June 30, 1997                December 31, 1996
                                                 ---------------                -----------------
Cash                                             $       154,100                 $       700,900
Equipment, net                                           261,100                          25,100
                                                 ---------------                 ---------------
            Total assets                         $       415,200                 $       726,000
                                                 ===============                 ===============

Current liabilities                              $       863,900                 $     1,047,800
Partners' deficit                                       (448,700)                       (321,800)
                                                 ---------------                 ---------------
            Total liabilities and
            partners' deficit                    $       415,200                 $       726,000
                                                 ===============                 ===============


                                                    Three Months Ended                           Six Months Ended
                                                         June 30,                                    June 30,
                                              1997                   1996                   1997                   1996
                                         ----------------      ------------------    -------------------     ------------------
Research and development
  expenses                               $      733,000        $        975,500      $       1,546,600        $     2,065,800
                                         ==============        ================      =================       ================

Net loss                                 $     (720,800)       $       (973,400)     $      (1,526,900)       $    (2,062,400)
                                         ==============        ================      =================       ================

Research and development
 services provided by Andrx              $      292,300        $        676,800      $         690,900        $     1,554,800
                                         ==============        ================      =================       ================

Overhead included in research and
 development services provided by Andrx  $      166,400        $        313,000      $         340,000        $       849,200
                                         ==============        ================      =================       ================

         As of June 30, 1997 and December 31, 1996, the Company was due $292,400 and $376,600, respectively, from ANCIRC Pharmaceuticals for research and development services rendered. In the June 30, 1997 and December 31, 1996 consolidated balance sheets, such amounts due from the joint venture were offset by $120,100 and $62,500, respectively, representing the amount that Andrx is required to fund to ANCIRC Pharmaceuticals in order to receive the full amount due from the joint venture.

4.       INCOME TAXES

         For the three and six month periods ended June 30, 1997 and 1996, the Company was not required to provide for federal or state income taxes due to its net losses. Under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards given the Company's history of net losses. As of June 30, 1997, for financial reporting purposes and federal income tax purposes, the Company had net operating loss carryforwards of approximately $15 million and $12 million, respectively, which if not utilized, will expire beginning in 2008. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

5.       NET LOSS PER SHARE

         For the three and six month periods ended June 30, 1997 and 1996, net loss per share is based on the weighted average number of common shares outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in the calculation of net loss per share.

6.       CONTINGENCIES

         In January 1996, Hoechst Marion Roussel, Inc. and Carderm Capital, L.P. (collectively, "Hoechst"), filed suit against the Company claiming patent infringement as a result of the Company's Abbreviated New Drug Application ("ANDA") filing with the U.S. Food and Drug Administration ("FDA") in late 1995 for a generic version of Cardizem/Registered trademark/ CD. The Company responded to these claims by denying infringement, raising various other defenses and by filing certain counterclaims against Hoechst. While the Company believes its product does not infringe upon any of the patents held in connection with the branded product and that it has meritorious defenses against this suit, the ultimate resolution of this matter is not currently known and may delay or prevent the Company from obtaining an approval to market from the FDA related to the ANDA for the Company's version of Cardizem/Registered trademark/ CD. Although the Company believes it has adequately provided for such matter based on the current available information, the Company may incur additional litigation costs in future periods which may be material to the Company's results of operations and financial position.

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

INTRODUCTION

         Andrx was organized in August 1992 and, in November 1992, commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of generic versions of controlled-release oral pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts on the development of brand name controlled-released products. To date, the distribution operations have generated substantially all of the Company's revenues. The Company expects that revenues from the distribution of pharmaceuticals will continue to comprise substantially all of its revenues until the Company receives final approvals from the U.S. Food and Drug Administration ("FDA") for the marketing of its products and meaningful revenues are achieved from a product developed by the Company. The Company expects to generate negative cash flows and net losses at least through 1997.

         To expedite product development and reduce the Company's development costs, the Company has entered into collaborative agreements with major pharmaceutical companies. The Company is a 50% partner in the ANCIRC Pharmaceuticals ("ANCIRC") joint venture with Watson Pharmaceuticals, Inc. ("Watson") for the development of up to eight controlled-release drugs. Capital contributions to or distributions from and net income or losses generated by ANCIRC are allocated equally between the Company and Watson. The Company generates revenues from research and development services provided to ANCIRC, which services are rendered at cost, resulting in no gross profit. The Company is also party to development and licensing agreements for additional controlled-release drugs.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         REVENUES. Total revenues for the three months ended June 30, 1997 ("1997 Quarter") were $32.9 million, an increase of $12.4 million or 60.9%, as compared to total revenues of $20.4 million for the three months ended June 30, 1996 ("1996 Quarter"). The distribution of pharmaceutical products generated revenues of $32.6 million in the 1997 Quarter, an increase of $12.8 million or 65.0%, as compared to $19.7 million in the 1996 Quarter. The increase in distribution revenues reflects the Company's greater penetration of the pharmaceutical distribution market. Revenues generated by research and development services to ANCIRC decreased to $292,000 in the 1997 Quarter, as compared to $677,000 in the 1996 Quarter. This reflects a decrease in the amount of research and development services provided by Andrx to ANCIRC.

         GROSS PROFIT. Gross profit on the distribution of pharmaceutical products was $4.9 million in the 1997 Quarter, an increase of 49.1% as compared to $3.3 million in the 1996 Quarter. Gross profit on the distribution of pharmaceutical products as a percentage of distribution revenues decreased from 16.7% in the 1996 Quarter to 15.1% in the 1997 Quarter as a result of continuing competition and pricing pressures within the generic pharmaceutical industry. The Company expects that such factors will continue to reduce the Company's gross profit percentage in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues decreased to 14.5% for the 1997 Quarter, as compared to 15.1% for the 1996 Quarter. Selling, general and administrative expenses increased to $4.8 million in the 1997 Quarter as compared to $3.1 million in the 1996 Quarter primarily due to an increase in selling activities necessary to support the increase in distribution revenues, and includes costs related to the establishment of an infrastructure for the launch of the Company's first product, a version of Dilacor XR/Registered trademark/, the Abbreviated New Drug Application ("ANDA") for which is under review by the U.S. Food and Drug Administration.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1.7 million in the 1997 Quarter, as compared to $915,000 in the 1996 Quarter. The increase in research and development expenses of 84.1% reflects the expansion of development activities for the Company's ANDA and New Drug Application ("NDA") programs. Research and development expenses for the 1997 Quarter include operating expenses related to activities to scale-up the Company's products to commercial size batches. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of $292,000 in the 1997 Quarter and $677,000 in the 1996 Quarter.

         MANUFACTURING OVERHEAD. In the 1997 Quarter, the Company incurred $472,000 of unabsorbed manufacturing overhead related to the Company's commencement of commercial-scale manufacturing operations in preparation for the launch of the Company's first product. In future periods, as the Company increases its production of salable products, these costs will be absorbed into inventory.

         EQUITY IN LOSSES OF JOINT VENTURE. The Company's equity in losses of ANCIRC was $360,000 in the 1997 Quarter as compared to $487,000 in the 1996 Quarter. ANCIRC's losses decreased to $721,000 in the 1997 Quarter as compared to $973,000 in the 1996 Quarter, primarily due to a decrease in the services rendered by the Company to ANCIRC.

         INTEREST INCOME. Interest income was $336,000 in the 1997 Quarter as compared to $171,000 in the 1996 Quarter. The increase in interest income is the result of the higher level of cash, cash equivalents and investments available for sale during the 1997 Quarter as compared to the 1996 Quarter, primarily due to the Company's Initial Public Offering ("IPO") in June 1996 for net proceeds of $27.4 million and the private placement transactions in June 1997 for net proceeds of $21.3 million.

         INTEREST EXPENSE. Interest expense was $211,000 in the 1997 Quarter as compared to $133,000 in the 1996 Quarter. The increase was the result of a higher average level of borrowings under the Company's line of credit agreement during the 1997 Quarter as compared to the 1996 Quarter. Such borrowings are utilized to fund the Company's distribution operations.

         INCOME TAXES. For the 1997 Quarter and the 1996 Quarter, the Company was not required to provide for federal or state income taxes due to its net losses. As of June 30, 1997, the net operating loss carryforward was approximately $15 million for financial reporting purposes and approximately $12 million for federal tax purposes, which, if not utilized, will begin to expire in 2008.

         SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         REVENUES. Total revenues for the six months ended June 30, 1997 ("1997 Period") were $63.9 million, an increase of $24.6 million or 62.5%, as compared to total revenues of $39.3 million for the six months ended June 30, 1996 ("1996 Period"). The distribution of pharmaceutical products generated revenues of $63.2 million in the 1997 Period, an increase of $25.4 million or 67.4%, as compared to $37.8 million in the 1996 Period. The increase in distribution revenues reflects the Company's greater penetration of the pharmaceutical distribution market. Revenues generated by research and development services to ANCIRC decreased to $691,000 in the 1997 Period, as compared to $1.6 million in the 1996 Period. This reflects a decrease in the amount of research and development services provided by Andrx to ANCIRC.

         GROSS PROFIT. Gross profit on the distribution of pharmaceutical products was $9.7 million in the 1997 Period, an increase of 54.1% as compared to $6.3 million in the 1996 Period. Gross profit on the distribution of pharmaceutical products as a percentage of distribution revenues decreased from 16.6% in the 1996 Period to 15.3% in the 1997 Period as a result of continuing competition and pricing pressures within the generic pharmaceutical industry. The Company expects that such factors will continue to reduce the Company's gross profit percentage in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues decreased to 13.7% for the 1997 Period, as compared to 14.8% for the 1996 Period. Selling, general and administrative expenses increased to $8.8 million in the 1997 Period as compared to $5.8 million in the 1996 Period primarily due to an increase in selling activities to support the increase in distribution revenues, and includes costs related to the establishment of an infrastructure for the launch of the Company's first product.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $3.7 million in the 1997 Period, as compared to $1.3 million in the 1996 Period. The increase in research and development expense of 181.5% reflects the expansion of development activities in both the Company's ANDA and NDA programs. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of $691,000 in the 1997 Period and $1.6 million in the 1996 Period.

         MANUFACTURING OVERHEAD. In the 1997 Period, the Company incurred $472,000 of unabsorbed manufacturing overhead related to the Company's commencement of commercial-scale manufacturing operations in preparation for the launch of the Company's first product. In the future, as the Company increases its production of salable products, these costs will be absorbed into inventory.

         EQUITY IN LOSSES OF JOINT VENTURE. The Company's equity in losses of ANCIRC was $763,000 in the 1997 Period as compared to $1.0 million in the 1996 Period. ANCIRC's losses decreased to $1.5 million in the 1997 Period as compared to $2.1 million in the 1996 Period, primarily due to a decrease in the services rendered by the Company to ANCIRC.

         INTEREST INCOME. Interest income was $723,000 in the 1997 Period as compared to $315,000 in the 1996 Period. The increase in interest income is the result of the higher level of cash, cash equivalents and investments available for sale during the 1997 Period as compared to the 1996 Period.

         INTEREST EXPENSE. Interest expense was $341,000 in the 1997 Period as compared to $282,000 in the 1996 Period. The increase was primarily the result of a higher average level of borrowings during the 1997 Period as compared to the 1996 Period.

         INCOME TAXES. For the 1997 Period and 1996 Period, the Company was not required to provide for federal or state income taxes due to its net losses.

LIQUIDITY AND CAPITAL RESOURCES

         In June 1997, the Company completed two private placements which generated net proceeds of $21.3 million. See Note 2 to the "Notes to Consolidated Financial Statements". In June 1996, the Company consummated its IPO which generated net proceeds of $27.4 million. Prior thereto, the Company had financed its operations primarily through private placements of equity securities which generated proceeds of $27.9 million and, to a lesser extent, through bank borrowings. As of June 30, 1997, Andrx had $42.0 million in cash, cash equivalents and investments available for sale and $48.9 million of working capital.

         Net cash used in operating activities was $9.3 million and $353,000 in the 1997 Period and 1996 Period, respectively. Net cash used in operating activities in the 1997 Period and 1996 Period was primarily attributable to research and development expenses and increases in accounts receivable and inventories, offset by increases in accounts payable and accrued liabilities.

         Net cash used in investing activities was $12.5 million and $16.8 million in the 1997 Period and 1996 Period, respectively. In the 1997 Period, the Company invested $5.2 million in capital expenditures as compared to $2.3 million in the 1996 Period. The capital expenditures in the 1997 Period and the 1996 Period were primarily for the procurement of manufacturing equipment and construction of the Company's commercial-scale manufacturing facility. In the 1997 Period and the 1996 Period, the Company invested $7.3 million and $14.5 million, respectively, in short-term investment grade interest bearing securities.

         Net cash provided by financing activities was $26.2 million for both the 1997 Period and the 1996 Period. Net cash provided by financing activities for the 1997 Period, consisted primarily of net proceeds of $21.3 million from the private placements in June 1997 and also included net proceeds of $2.7 million from the exercise of stock options and warrants and $2.3 million in net cash drawn under the Company's line of credit. Net cash provided by financing activities in the 1996 Period consisted primarily of the net proceeds of $27.4 million from the Company's IPO in June 1996, offset by repayments of $1.7 million on the Company's line of credit.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's revolving line of credit of $8.7 million as of June 30, 1997 as compared to $6.5 million as of December 31, 1996. Borrowings under the line of credit are only available for the financing of the Company's distribution operations, are secured by all of the assets of that operation and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The line of credit agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. In October 1996, the Company amended the line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate (8.5% as of June 30, 1997) plus 1.5% to the prime rate plus 1.0%, and the unused commitment fee was reduced from .5% to .25%, and under certain circumstances, permitted the payment of dividends, repayments and advances from the Company's distribution subsidiary to Andrx and its other subsidiaries. In July 1997, the Company used a portion of the net proceeds from the June 1997 private placements to reduce the revolving line of credit balance by $8.0 million.

         The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations through 1998. The Company expects negative cash flows and net losses to continue at least through 1997 and into 1998 because it will use substantial funds for its product development efforts, including the formulation of and bioequivalence studies for its generic controlled-release product candidates in the Company's ANDA program and the expanded development efforts for brand name controlled-release products in the Company's NDA program. The Company anticipates that during 1997 approximately $12 million will be used for research and product development activities (including the Company's share of the funding of the ANCIRC joint venture). After 1998, the Company may need additional funding in order to complete research and development for its product candidates and to commercialize these products after receipt of FDA approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when required or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or to license to third parties products or technologies that the Company would otherwise seek to develop itself.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         See Note 2 of the "Notes to the Consolidated Financial Statements" with respect to the sale by the Company in June 1997 of 880,000 shares of Common Stock to investors in private placement transactions.

         These shares of Common Stock were all issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving a public offering, each recipient of shares of Common Stock having delivered appropriate investment representations to the Company with respect thereto and having consented to the imposition of restrictive legends upon the certificates evidencing such shares. Total advisory fees of $1,050,000 were paid to Bear, Stearns & Co. Inc. and Dillon, Read & Co. Inc., the investment banking firms, who advised the Company in the placement of 730,000 shares of Common Stock to the Capital Research and Management Company. No fees or commissions were paid to investment banking firms in connection with the placement of the 150,000 shares of Common Stock to Watson Pharmaceuticals, Inc.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 a) On May 19, 1997, the Company held its Annual Meeting of Shareholders (the "Meeting").

                 b)  Not applicable.

                 c)  At the Meeting, the following matters were voted upon:

                            (i)   Election of Directors.

The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                                                       WITHHOLD             BROKER
                                 NAME                 FOR              AUTHORITY          NON-VOTES
                                 ----                 ---              ---------          ---------
                 Chih-Ming J. Chen, Ph.D.          12,486,137            3,690                -

                 Irwin C. Gerson                   12,486,637            3,190                -

                 Michael A. Schwartz, Ph.D.        12,486,637            3,190                -

                           (ii) Approval of an amendment to the Company's 1993
                                Stock Incentive Plan to increase the number of shares of Common Stock issuable under the Plan to 2,000,000 shares.

                                With respect to the foregoing matter, 7,764,748 shares were voted in favor, 2,577,111 shares against and 38,992 shares abstained. There were 2,108,976 broker non-votes.

                          (iii) Ratification of the appointment of Arthur
                                Andersen LLP as the Company's independent certified public accountants for the year ending December 31, 1997.

                                With respect to the foregoing matter,
                                12,478,529 shares were voted in favor, 1,250 shares against and 10,048 shares abstained. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:

                   27        Financial Data Schedule (EDGAR version only)

              (b)  Reports on Form 8-K:

                    None

                                ANDRX CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By   /s/ ALAN P. COHEN
                                   --------------------------------------------
                                   Alan P. Cohen
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

                              By   /s/ ANGELO C. MALAHIAS
                                   --------------------------------------------
                                   Angelo C. Malahias
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

August 13, 1997

                                 EXHIBIT INDEX


EXHIBIT
-------

27      Financial Data Schedule.