Form 10-Q
period 1997-09-30
ANDRX CORP
filed 1997-11-13
CIK 911755

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 0-28454
                             _____________________

                                ANDRX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                             _____________________

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

                                 [X] YES [ ] NO

As of October 31, 1997, 14,833,000 shares of the Registrant's only class of common stock were issued and outstanding.

===============================================================================

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                                   PAGE NUMBER

                  INDEX TO FORM 10-Q                                      2

PART I            FINANCIAL INFORMATION

   Item 1.        Consolidated Financial Statements

                  Consolidated Balance Sheets
                    as of September 30, 1997 and
                    December 31, 1996                                     3

                  Consolidated Statements of Operations
                    for the three and nine months ended
                    September 30, 1997 and 1996                           4

                  Consolidated Statements of Cash Flows
                    for the nine months ended
                    September 30, 1997 and 1996                           5

                  Notes to Consolidated Financial Statements              6

   Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         9

PART II           OTHER INFORMATION

   Item 2.        Changes in Securities and Use of Proceeds              15

   Item 6.        Exhibits and Reports on Form 8-K                       15

SIGNATURES                                                               16

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           Assets                                                 September 30,       December 31,
                                                                                      1997                1996
                                                                                 ----------------   -----------------
                                                                                   (UNAUDITED)
Current assets
   Cash and cash equivalents                                                     $     5,050,100    $     3,427,500
   Investments available for sale                                                     26,015,900         26,892,000
   Accounts receivable, net of allowances of $1,132,900 (unaudited) and
    $969,800 as of September 30, 1997 and December 31, 1996, respectively             21,963,800         13,501,900
   Due from joint venture, net                                                           199,100            314,100
   Inventories, net                                                                   24,288,200         12,240,400
   Prepaid and other current assets                                                      869,500            461,100
                                                                                 ----------------   -----------------
     Total current assets                                                             78,386,600         56,837,000

Property and equipment, net                                                           15,020,000          9,724,600
Other assets                                                                              61,600             74,700
                                                                                -----------------   -----------------
     Total assets                                                                $    93,468,200    $    66,636,300
                                                                                 ================   =================
                           Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                              $    26,942,700    $    13,839,100
   Accrued liabilities                                                                 4,586,500          3,374,000
   Bank loan                                                                             764,700          6,460,900
   Notes payable                                                                          33,000            102,300
   Commitment to joint venture, net                                                       21,900             98,400
                                                                                 ----------------   -----------------
      Total current liabilities                                                       32,348,800         23,874,700
                                                                                 ----------------   -----------------

Commitments and contingencies

 Shareholders' equity
  Convertible preferred stock; $0.001 par value,
   1,000,000 shares authorized; none issued and
   outstanding as of September 30, 1997 (unaudited) and
   December 31, 1996                                                                          --                 --
  Common stock; $0.001 par value, 25,000,000 shares authorized; 14,788,100
    (unaudited) and 13,417,500 shares issued and outstanding as of September 30,
    1997 and December 31, 1996, respectively                                              14,800             13,400
  Additional paid-in capital                                                          82,118,200         57,252,700
  Accumulated deficit                                                                (21,037,300)       (14,508,900)
  Unrealized gain on investments available for sale                                       23,700              4,400
                                                                                 ----------------   -----------------
     Total shareholders' equity                                                       61,119,400         42,761,600
                                                                                 ----------------   -----------------
     Total liabilities and shareholders' equity                                  $    93,468,200     $   66,636,300
                                                                                 ================   =================

          See Accompanying Notes to Consolidated Financial Statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                          Nine Months Ended
                                                          September 30,                               September 30,
                                                   1997                 1996                   1997                 1996
                                             ------------------   -----------------     -------------------   ------------------
Revenues
   Distribution, net                         $    42,573,100      $   23,320,600        $     105,793,900     $     61,097,000
   Research and development services
     to joint venture                                398,900             274,400                1,089,800            1,829,300
   Licensing revenue                                  87,500                  --                   87,500                   --
                                             ------------------   -----------------     -------------------   ------------------
    Total revenues                                43,059,500          23,595,000              106,971,200           62,926,300
                                             ------------------   -----------------     -------------------   ------------------

Cost of revenues
   Distribution                                   36,502,100          19,477,100               90,048,500           50,975,300
   Research and development services
     to joint venture                                398,900             274,400                1,089,800            1,829,300
                                             ------------------   -----------------     -------------------   ------------------
    Total cost of revenues                        36,901,000          19,751,500               91,138,300           52,804,600
                                             ------------------   -----------------     -------------------   ------------------

Gross profit                                       6,158,500           3,843,500               15,832,900           10,121,700
                                             ------------------   -----------------     -------------------   ------------------

Operating expenses
   Selling, general and administrative             5,308,000           3,493,000               14,061,900            9,333,000
   Research and development                        3,031,000           1,174,500                6,760,800            2,499,400
   Manufacturing overhead                            521,600                  --                  993,900                   --
   Equity in losses of joint venture                 497,600             352,800                1,261,000            1,384,000
                                             ------------------   -----------------     -------------------   ------------------
    Total operating expenses                       9,358,200           5,020,300               23,077,600           13,216,400
                                             ------------------   -----------------     -------------------   ------------------

Loss from operations                              (3,199,700)         (1,176,800)              (7,244,700)          (3,094,700)

Interest income                                      442,300             447,400                1,165,000              762,000
Interest expense                                    (107,400)           (288,700)                (448,700)            (570,300)
                                             ------------------   -----------------     -------------------   ------------------
Net loss                                     $    (2,864,800)     $   (1,018,100)       $      (6,528,400)    $     (2,903,000)
                                             ==================   =================     ===================   ==================

Net loss per share                           $         (0.19)     $        (0.08)       $           (0.47)    $          (0.25)
                                             ==================   =================     ===================   ==================
Weighted average shares of
    common stock outstanding                       14,736,300         13,297,000               14,006,200           11,734,000
                                             ==================   =================     ===================   ==================

          See Accompanying Notes to Consolidated Financial Statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                           1997                          1996
                                                                      ---------------               ----------------
Cash flows from operating activities
  Net loss                                                            $ (6,528,400)                  $  (2,903,000)
  Adjustments to reconcile net loss to net cash used in
        operating activities
    Depreciation and amortization                                         1,400,000                        757,000
    Provision for accounts receivable, net                                  163,100                        318,800
    Equity in losses of joint venture                                     1,261,000                      1,384,000
    Contributions to joint venture                                       (1,200,000)                    (2,005,500)
    Increase in accounts receivable                                      (8,625,000)                    (3,926,200)
    (Increase) decrease in due from joint venture, net                      (22,500)                       730,600
    Increase in inventories, net                                        (12,047,800)                    (2,210,100)
    Increase in prepaid and other current assets                           (408,400)                      (837,100)
    Decrease in other assets                                                 13,100                         46,700
    Increase in accounts payable and accrued liabilities                 14,316,100                      3,215,500
                                                                      --------------                 ---------------
      Net cash used in operating activities                             (11,678,800)                    (5,429,300)
                                                                      --------------                 ---------------

Cash flows from investing activities
   Maturity (purchase) of  investments available for sale, net              895,400                    (28,162,800)
   Purchase of property and equipment                                    (6,695,400)                    (4,179,600)
                                                                      --------------                 ---------------
    Net cash used in investing activities                                (5,800,000)                   (32,342,400)
                                                                      --------------                 ---------------

Cash flows from financing activities
  Proceeds from issuance of shares of common stock, net                  21,342,500                     27,430,200
  Proceeds from exercise of stock options and warrants                    3,524,400                        564,600
  Net borrowings (repayments) under bank loan                            (5,696,200)                     1,449,500
  Proceeds from notes payables                                                   --                        501,900
  Payment on notes payable                                                  (69,300)                      (232,300)
                                                                      --------------                 ---------------
    Net cash provided by financing activities                            19,101,400                     29,713,900
                                                                      --------------                 ---------------

Net increase (decrease) in cash and cash equivalents                      1,622,600                     (8,057,800)
Cash and cash equivalents, beginning of period                            3,427,500                     13,841,400
                                                                      --------------                 ---------------
Cash and cash equivalents, end of period                              $   5,050,100                  $   5,783,600
                                                                      ==============                 ===============

Supplemental disclosure of cash paid during the period for:

    Interest                                                          $     448,700                  $     570,300
                                                                      ==============                 ===============

           See Accompanying Notes to Consolidated Financial Statements

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1997 and cash flows for the nine months ended September 30, 1997, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996, which are included in the Company's December 31, 1996 Form 10-K.

2.        JOINT VENTURE

         Condensed balance sheets and statements of operations for ANCIRC Pharmaceuticals, the Company's 50/50 joint venture with Watson Pharmaceuticals, Inc. ("Watson"), are as follows:

                                                    September 30, 1997         December 31, 1996
                                                    ------------------         -----------------
     Cash                                         $              2,400        $          700,900
     Equipment, net                                            250,900                    25,100
                                                  --------------------        ------------------
              Total assets                        $            253,300        $          726,000
                                                  ====================        ==================

     Current liabilities                          $            697,200        $        1,047,800
     Partners' deficit                                        (443,900)                 (321,800)
                                                  --------------------        ------------------
               Total liabilities and
                partners' deficit                 $            253,300        $          726,000
                                                  ====================        ==================


                                                    Three Months Ended                          Nine Months Ended
                                                       September 30,                              September 30,
                                              1997                   1996                   1997                   1996
                                         ----------------      ------------------    -------------------     ------------------
Research and development
  expenses                               $      998,500        $        710,700      $       2,545,000       $     2,776,400
                                         ==================    ===================   ==================      ==================

Net loss                                 $     (995,200)       $       (705,500)     $      (2,522,100)      $    (2,767,900)
                                         ==================    ===================   ==================      ==================

         As of September 30, 1997 and December 31, 1996, the Company was due $399,100 and $376,600, respectively, from ANCIRC Pharmaceuticals for research and development services rendered. In the September 30, 1997 and December 31, 1996 consolidated balance sheets, such amounts due from the joint venture were offset by $200,000 and $62,500 respectively, representing the amounts that Andrx is required to fund to ANCIRC Pharmaceuticals in order to receive the full amount due from the joint venture.

3.       NET LOSS PER SHARE

         For the three and nine month periods ended September 30, 1997 and 1996, net loss per share is based on the weighted average number of common shares outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in the calculation of net loss per share.

4.       CONTINGENCIES

         In January 1996, Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "Hoechst"), filed suit against the Company claiming patent infringement as a result of the Company's Abbreviated New Drug Application ("ANDA") filing with the U.S. Food and Drug Administration ("FDA") in late 1995 for a bioequivalent version of Cardizem(R) CD. The Company responded to these claims by denying infringement, raising various other defenses and by filing certain counterclaims against Hoechst. While the Company believes its product does not infringe upon any of the patents held in connection with the branded product and that it has meritorious defenses against this suit, the ultimate resolution of this matter is not currently known and as described below, will likely delay the Company from obtaining final FDA approval of the ANDA for the Company's bioequivalent version of Cardizem(R)CD. Although the Company believes it has adequately provided for such matter based on the current available information, the Company may incur additional litigation costs in future periods which may be material to the Company's results of operations and financial position.

         In September 1997, Andrx received tentative FDA approval of the ANDA for its bioequivalent version of Cardizem(R)CD. Such approval is tentative because of the pending patent infringement litigation brought by Hoechst. As a result of the Hoechst litigation, the FDA may not grant final approval of the ANDA for Andrx's product until after either the lawsuit is resolved in Andrx's favor or July 3, 1998 (30 months after Hoechst received Andrx's certification that its product does not infringe the patents listed for Cardizem(R)CD).

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst related to the Hoechst litigation. In the Stipulation, Andrx agreed that if the Hoechst litigation is not concluded by the date the FDA grants final approval of the Company's ANDA for the bioequivalent version of Cardizem(R)CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued. The Stipulation provides that upon receiving final FDA approval of its ANDA, Andrx will begin to receive interim payments from Hoechst of $10.0 million quarterly which, absent certain defaults by Andrx, are non-refundable. These payments will continue until the Hoechst litigation is concluded or other events occur. The payments will increase retroactively if Andrx prevails in the Hoechst litigation, with a lump sum payment representing an agreed amount of profits that Andrx would have earned had it begun to sell its product upon receiving final FDA approval of its ANDA. The Stipulation also provides Andrx with the option of licensing Hoechst's patents at certain times.

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS A HISTORY OF NET LOSSES, UNPROVEN TECHNOLOGY, LACK OF MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, NEED FOR FUTURE CAPITAL AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND THE POSSIBILITY OF PATENT INFRINGEMENT LITIGATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

INTRODUCTION

         Andrx was organized in August 1992 and, in November 1992, commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of generic versions of controlled-release oral pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts on the development of brand name controlled-released products. Through September 30, 1997, its distribution operations have generated substantially all of the Company's revenues. In October 1997, the U.S. Food and Drug Administration ("FDA") granted final approval of Andrx's Abbreviated New Drug Application ("ANDA") for all three strengths of its once-a-day Diltiazem Hydrochloride extended-release capsules bioequivalent to Dilacor XR(TM). Andrx immediately began marketing this product. No assurance can be given that this product can be successfully marketed or will generate meaningful revenues. The Company expects to generate negative cash flows and net losses at least through 1997.

         The Company is a 50% partner in the ANCIRC Pharmaceuticals ("ANCIRC") joint venture with Watson Pharmaceuticals, Inc. ("Watson") for the development of up to eight controlled-release pharmaceuticals. Capital contributions to, distributions from, and net income or losses generated by ANCIRC are allocated equally between the Company and Watson. The Company generates revenues from research and development services provided to ANCIRC, which services are rendered at cost, resulting in no gross profit. The Company is also party to development and licensing agreements for additional controlled-release formulations.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         REVENUES. Total revenues for the three months ended September 30, 1997 ("1997 Quarter") were $43.1 million, an increase of $19.5 million or 82.5%, as compared to total revenues of $23.6 million for the three months ended September 30, 1996 ("1996 Quarter"). The distribution of pharmaceutical products generated revenues of $42.6 million in the 1997 Quarter, an increase of $19.3 million or 82.6%, as compared to $23.3 million in the 1996 Quarter. The increase in distribution revenues for the 1997 Quarter reflect the Company's greater penetration of the pharmaceutical distribution market and Andrx's participation in the distribution of generic Zantac (ranitidine), which became available in August of 1997. Excluding the revenue from ranitidine, distribution revenues in the third quarter of 1997 increased at a rate consistent with the Company's historic growth rate. Revenues generated by research and development services to ANCIRC increased to $399,000 in the 1997 Quarter, as compared to $274,000 in the 1996 Quarter. This reflects an increase in the amount of research and development services provided by Andrx to ANCIRC.

         GROSS PROFIT. Gross profit on the distribution of pharmaceutical products was $6.1 million in the 1997 Quarter, an increase of 58.0%, as compared to $3.8 million in the 1996 Quarter. Gross profit on the distribution of pharmaceutical products as a percentage of distribution revenues decreased from 16.5% in the 1996 Quarter to 14.3% in the 1997 Quarter as a result of continuing competition and pricing pressures within the generic pharmaceutical industry. The Company expects that such factors will continue to reduce the Company's gross profit percentage in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues decreased to 12.3% for the 1997 Quarter, as compared to 14.8% for the 1996 Quarter. Selling, general and administrative expenses increased to $5.3 million in the 1997 Quarter as compared to $3.5 million in the 1996 Quarter primarily due to an increase in selling activities necessary to support the increase in distribution revenues and includes costs related to the establishment of an infrastructure for the sale of the Company's first product, a bioequivalent version of Dilacor XR(TM), which was launched on October 10, 1997, immediately following its approval by the FDA.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $3.0 million in the 1997 Quarter, as compared to $1.2 million in the 1996 Quarter. The increase in research and development expenses of 158.1% reflects the expansion of development activities for the Company's ANDA and New Drug Application ("NDA") programs. Research and development expenses in the 1997 Quarter include operating expenses related to activities to scale-up the Company's products to commercial size batches. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of $399,000 in the 1997 Quarter and $274,000 in the 1996 Quarter.

         MANUFACTURING OVERHEAD. In the 1997 Quarter, the Company incurred $522,000 of manufacturing overhead related to the Company's commencement of commercial-scale manufacturing operations in preparation for the launch of the Company's first product. In future periods, as the Company increases its production of salable products, these costs will be absorbed as a component of the cost of inventory.

         EQUITY IN LOSSES OF JOINT VENTURE. The Company's equity in losses of ANCIRC was $498,000 in the 1997 Quarter as compared to $353,000 in the 1996 Quarter. ANCIRC's losses increased to $995,000 in the 1997 Quarter as compared to $706,000 in the 1996 Quarter.

         INTEREST INCOME. Interest income was $442,000 in the 1997 Quarter as compared to $447,000 in the 1996 Quarter. The Company invests in short-term investment grade interest bearing securities.

         INTEREST EXPENSE. Interest expense was $107,000 in the 1997 Quarter as compared to $289,000 in the 1996 Quarter. The decrease was the result of a lower average level of borrowings under the Company's line of credit agreement during the 1997 Quarter as compared to the 1996 Quarter. Such borrowings are utilized to fund the Company's distribution operations.

         INCOME TAXES. For the 1997 Quarter and the 1996 Quarter, the Company was not required to provide for federal or state income taxes due to its net losses.

   NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         REVENUES. Total revenues for the nine months ended September 30, 1997 ("1997 Period") were $107.0 million, an increase of $44.0 million or 70.0%, as compared to total revenues of $62.9 million for the nine months ended September 30, 1996 ("1996 Period"). The distribution of pharmaceutical products generated revenues of $105.8 million in the 1997 Period, an increase of $44.7 million or 73.2%, as compared to $61.1 million in the 1996 Period. The increase in distribution revenues reflects the Company's greater penetration of the pharmaceutical distribution market. Revenues generated by research and development services to ANCIRC decreased to $1.1 million in the 1997 Period, as compared to $1.8 million in the 1996 Period. This reflects a decrease in the amount of research and development services provided by Andrx to ANCIRC in the 1997 Period as compared to the 1996 Period.

         GROSS PROFIT. Gross profit on the distribution of pharmaceutical products was $15.7 million in the 1997 Period, an increase of 55.6%, as compared to $10.1 million in the 1996 Period. Gross profit on the distribution of pharmaceutical products as a percentage of distribution revenues decreased from 16.6% in the 1996 Period to 14.9% in the 1997 Period as a result of continuing competition and pricing pressures within the generic pharmaceutical industry. The Company expects that such factors will continue to reduce the Company's gross profit percentage in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of total revenues decreased to 13.1% for the 1997 Period from 14.8% for the 1996 Period. Selling, general and administrative expenses increased to $14.1 million in the 1997 Period as compared to $9.3 million in the 1996 Period primarily due to an increase in selling activities to support the increase in distribution revenues, and includes costs related to the establishment of an infrastructure for the sale of the Company's first product, a bioequivalent version of Dilacor XR(TM), which was launched on October 10, 1997.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $6.8 million in the 1997 Period, as compared to $2.5 million in the 1996 Period. The increase in research and development expense of 170.5% reflects the expansion of development activities in both the Company's ANDA and NDA programs. Research and development expenses exclude cost of revenues for services rendered to ANCIRC of $1.1 million in the 1997 Period and $1.8 million in the 1996 Period.

         MANUFACTURING OVERHEAD. In the 1997 Period, the Company incurred $994,000 of manufacturing overhead related to the Company's commencement of commercial-scale manufacturing operations in preparation for the launch of the Company's first product. In future periods, as the Company increases its production of salable products, these costs will be absorbed as a component of the cost of inventory.

         EQUITY IN LOSSES OF JOINT VENTURE. The Company's equity in losses of ANCIRC was $1.3 million in the 1997 Period as compared to $1.4 million in the 1996 Period. ANCIRC's losses decreased to $2.5 million in the 1997 Period as compared to $2.8 million in the 1996 Period.

         INTEREST INCOME. Interest income was $1.2 million in the 1997 Period as compared to $762,000 in the 1996 Period. The increase in interest income is the result of the higher level of cash, cash equivalents and investments available for sale during the 1997 Period as compared to the 1996 Period.

         INTEREST EXPENSE. Interest expense was $449,000 in the 1997 Period as compared to $570,000 in the 1996 Period.

         INCOME TAXES. For the 1997 Period and the 1996 Period, the Company was not required to provide for federal or state income taxes due to its net losses.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to June 1996, the Company had financed its operations primarily through private placements of equity securities which generated net proceeds of $27.9 million and, to a lesser extent, through bank borrowings. In June 1996, the Company consummated its initial public offering ("IPO") which generated net proceeds of $27.4 million. In June 1997, the Company completed two private placements which generated net proceeds of $21.3 million. As of September 30, 1997, Andrx had $31.1 million in cash, cash equivalents and investments available for sale and $46.0 million of working capital.

         Net cash used in operating activities was $11.7 million and $5.4 million in the 1997 Period and 1996 Period, respectively. Net cash used in operating activities in the 1997 Period and 1996 Period was primarily attributable to research and development expenses and increases in accounts receivable and inventories, offset by increases in accounts payable and accrued liabilities.

         Net cash used in investing activities was $5.8 million and $32.3 million in the 1997 Period and 1996 Period, respectively. In the 1997 Period, the Company invested $6.7 million in capital expenditures as compared to $4.2 million in the 1996 Period. The capital expenditures in the 1997 Period and the 1996 Period were primarily for the procurement of manufacturing equipment and construction of the Company's commercial-scale manufacturing facility. In the 1996 Period the Company invested $28.1 million in short-term investment grade interest bearing securities.

         Net cash provided by financing activities was $19.1 million and $29.7 million for the 1997 and 1996 Period, respectively. Net cash provided by financing activities for the 1997 Period consisted primarily of net proceeds of $21.3 million from the private placements in June 1997 and also included the net proceeds of $3.5 million from the exercise of stock options and warrants, offset by $5.7 million in net repayments under the Company's line of credit. Net cash provided by financing activities in the 1996 Period consisted primarily of the net proceeds of $27.4 million from the IPO in June 1996, and net cash drawn of $1.5 million under the Company's line of credit.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's revolving line of credit of $765,000 as of September 30, 1997 as compared to $6.5 million as of December 31, 1996. Borrowings under the line of credit are only available for the financing of the Company's distribution operations, are secured by all of the assets of that operation and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The line of credit agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. In October 1996, the Company amended the line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate (8.5% as of September 30, 1997) plus 1.5% to the prime rate plus 1.0%, and the unused commitment fee was reduced from .5% to .25%, and under certain circumstances, permitted the payment of dividends, repayments and advances from the Company's distribution subsidiary to Andrx Corporation and its other subsidiaries. In October 1997, the Company further amended its line of credit whereby the interest rate was decreased from the prime rate plus 1.0% to the prime rate plus 0.5%. During the 1997 Quarter, the Company used a portion of the net proceeds from the June 1997 private placements to reduce the revolving line of credit balance by $5.3 million.

         In January 1996, Hoechst Marion Roussel, Inc. And Carderm Capital L.P. (collectively, "Hoechst"), filed suit against the Company claiming patent infringement as a result of the Company's ANDA filing with the FDA in late 1995 for a bioequivalent version of Cardizem(R)CD. The Company responded to these claims by denying infringement, raising various other defenses and by filing certain counterclaims against Hoechst. While the Company believes its product does not infringe upon any of the patents held in connection with the branded product and that it has meritorious defenses against this suit, the ultimate resolution of this matter is not currently known and as described below, will likely delay the Company from obtaining final FDA approval of the ANDA for the Company's bioequivalent version of Cardizem(R)CD.

         In September 1997, Andrx received tentative FDA approval of the ANDA for its bioequivalent version of Cardizem(R)CD. Such approval is tentative because of the pending patent infringement litigation brought by Hoechst. As a result of the Hoechst litigation, the FDA may not grant final approval of the ANDA for Andrx's product until after either the lawsuit is resolved in Andrx's favor or July 3, 1998 (30 months after Hoechst received Andrx's certification that its product does not infringe the patents listed for Cardizem(R)CD).

In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst related to the Hoechst litigation. In the Stipulation, Andrx agreed that if the Hoechst litigation is not concluded by the date the FDA grants final approval of the Company's ANDA for the bioequivalent version of Cardizem(R)CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued. The Stipulation provides that upon receiving final FDA approval of its ANDA, Andrx will begin to receive interim payments from Hoechst of $10.0 million quarterly which, absent certain defaults by Andrx, are non-refundable. These payments will continue until the Hoechst litigation is concluded or other events occur. The payments will increase retroactively if Andrx prevails in the Hoechst litigation, with a lump sum payment representing an agreed amount of profits that Andrx would have earned had it begun to sell its product upon receiving final FDA approval of its ANDA. The Stipulation also provides Andrx with the option of licensing Hoechst's patents at certain times.

         The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations through 1998. The Company expects negative cash flows and net losses to continue at least through 1997 and into 1998 because it will use substantial funds for its product development efforts, including bioequivalence studies for its generic controlled-release product candidates in the Company's ANDA program and the expansion of the Company's NDA program to develop brand name controlled-release products. The Company anticipates that during 1997 approximately $12 million will be used for research and product development activities (including the Company's share of the funding of the ANCIRC joint venture). After 1998, the Company may need additional funding in order to continue research and development for its product candidates and to commercialize products after receipt of FDA approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when required or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs or to license to third parties products or technologies that the Company would otherwise seek to develop itself.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 14, 1996, the U.S. Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 (Registration Statement Number 333-03614). The offering of the securities registered pursuant to the registration statement commenced on June 14, 1996. The offering terminated after the sale of 2,530,000 shares of the Company's common stock, $.001 par value per share for $12.00 per share. The managing underwriters for the public offering of the Company's securities were Oppenheimer & Co., Inc. and Gruntal & Co., Incorporated.

In connection with the offering, the Company incurred expenses of approximately $2.9 million. These expenses were in the form of direct or indirect payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. From the net proceeds of approximately $27.4 million, through September 30, 1997 the Company has used approximately $8.5 million for research and development costs, $4.4 million for the construction of plant, building and facilities, $4.8 million for the purchase and installation of machinery and equipment and $2.4 million for contributions to ANCIRC. With the exception of the contributions to ANCIRC, a joint venture between the Company and Watson Pharmaceuticals, Inc., none of the payments from the use of proceeds were made to officers, directors or persons beneficially owning more than 10% of any class of securities of the Company.

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

                             By        /s/ ALAN P. COHEN
                               ------------------------------------------------
                                  Alan P. Cohen
                                  Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

                             By       /s/ ANGELO C. MALAHIAS
                               ------------------------------------------------
                                  Angelo C. Malahias
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

November 12, 1997

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------

27              Financial Data Schedule