Form 10-K
period 1997-12-31
ANDRX CORP
filed 1998-03-31
CIK 911755

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

               (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28454

                             ----------------------

                                ANDRX CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON
     MARCH 13, 1998 IS:  14,923,700

THE AGGREGATE MARKET VALUE, AS OF MARCH 13, 1998, OF SHARES OF COMMON STOCK HELD
     BY NON-AFFILIATES OF THE REGISTRANT IS APPROXIMATELY $254,764,000

DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                           FORWARD-LOOKING STATEMENTS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY RECENTLY COMMERCIALIZED ITS FIRST PRODUCT, INCLUDING A HISTORY OF NET LOSSES, SOME UNPROVEN TECHNOLOGIES, LIMITED MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, NEED FOR FUTURE CAPITAL AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND THE POSSIBILITY OF PATENT INFRINGEMENT LITIGATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION").

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF THE BUSINESS

         Andrx is engaged in the formulation and commercialization of controlled-release oral pharmaceuticals utilizing the Company's proprietary drug delivery technologies. To date, the Company has developed seven distinct drug delivery technologies that are patented or for which patent applications have been filed. The Company believes that its technologies are flexible and can be modified to apply to a variety of pharmaceutical products. The Company is applying its proprietary drug delivery technologies and formulation skills, either directly or through collaborative arrangements, to the development of (i) bioequivalent versions of selected controlled-release brand name pharmaceuticals, (ii) brand name controlled-release formulations of existing immediate-release or controlled-release drugs where the Company believes that the application of the Company's drug delivery technologies may improve the efficacy or other characteristics of that product and (iii) controlled-release versions of existing drugs and drugs under development for other pharmaceutical companies. The Company does not presently intend to develop new chemical entities.

         The Company believes that pharmaceutical companies are increasingly utilizing controlled-release drug delivery technologies to improve drug therapy. Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. These technologies also allow for the development of "patient-friendly" dosage forms, which reduce the frequency of drug administration, thus improving patient compliance. Controlled-release pharmaceuticals can be especially beneficial for certain patient populations, such as the elderly, who often require several medications with differing dosing regimens.

         The Company believes the market for advanced drug delivery systems is large and is growing rapidly. Based on published data, the market for orally-administered drugs that utilize sustained and controlled-release drug delivery systems is expected to increase to approximately $50 billion in 2005 from approximately $5.8 billion in 1995. The Company also believes that pharmaceutical companies that do not possess controlled-released drug delivery technology expertise will rely upon third parties such as Andrx to develop such technologies for their product candidates.

         In October 1997, the Company received United States Food and Drug Administration ("FDA") approval of its Abbreviated New Drug Application ("ANDA") for its bioequivalent version of Dilacor XR/trademark/, which is marketed by Watson Pharmaceuticals, Inc. ("Watson"). In September 1997, the Company received tentative FDA approval of its ANDA for its bioequivalent version of Cardizem/Registered trademark/ CD, which is marketed by Hoechst Marion Roussel, Inc. ("HMR"). According to data from IMS America, the brand name versions of these drugs had combined 1997 United States sales of approximately $800 million. FDA approval of the ANDA for the Company's bioequivalent version of Cardizem/registered trademark/CD is tentative because of the pending patent infringement litigation (the "HMR Litigation") brought against Andrx by HMR and Carderm Capital L.P. (collectively, "HMRI"), the holders of the patents relating to Cardizem/registered trademark/CD, following the Company's submission of its ANDA to the FDA. As a result of the HMR Litigation, the FDA may not grant final marketing approval of Andrx's product until after either the lawsuit is resolved in Andrx's favor or July 3, 1998 (30 months after HMR received Andrx's certification that its product does not infringe the patents listed for Cardizem/registered trademark/CD).

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with HMRI related to the HMR Litigation. The Stipulation provides that upon receiving final FDA approval of its ANDA, Andrx will begin to receive interim payments from HMRI of $10.0 million quarterly which, absent certain defaults by Andrx, are nonrefundable. These payments will continue until the HMR Litigation is concluded or other events occur. The payments will increase retroactively if Andrx prevails in the HMR Litigation, with a lump sum payment representing an agreed amount of profits that Andrx would have earned had it begun to sell its product upon receiving final FDA approval of its ANDA. The Stipulation also provides Andrx with the option of licensing HMRI's patents covering the Cardizem/registered trademark/CD product at certain times.

         The Company is a 50% partner in ANCIRC Pharmaceuticals ("ANCIRC"), a joint venture with Watson, for the development of up to eight bioequivalent controlled-release pharmaceuticals. Watson also owns approximately 18% of the Company's outstanding common stock and has warrants to acquire 337,000 additional shares of the Company's common stock. In April and December 1997, ANCIRC submitted ANDAs to the FDA for two controlled-release products.

         In addition to the four products for which ANDAs have been submitted, the Company, either directly or through ANCIRC, currently has 19 additional bioequivalent versions of brand name controlled-release drugs under development which had combined 1997 United States sales of approximately $5 billion. The Company is continually evaluating other potential product candidates. In selecting these product candidates, the Company focuses on high sales volume pharmaceuticals for which marketing exclusivity or patent rights have expired or are near expiration.

         The Company is also applying its proprietary drug delivery technologies to the development of brand name controlled-release formulations of existing immediate-release and controlled-release drugs. In selecting these product candidates, the Company focuses on high sales volume pharmaceuticals whose marketing exclusivity or patent rights have expired or are near expiration. The Company believes that the application of its drug delivery technologies will improve the efficacy or other characteristics of these products, for example, by decreasing undesired side effects or reducing the frequency of administration. The Company currently has five product candidates under development which had combined 1997 United States sales of approximately $5 billion.

         The FDA approval process for the brand name controlled-release pharmaceuticals which the Company is developing will require the filing of a New Drug Application ("NDA") with the FDA. Andrx will generally study the innovator product and evaluate whether it can be improved upon with respect to efficacy and side effect profile. After a formulation is developed and evaluated, an IND must be submitted before clinical trials begin. The Company nonetheless believes that the process will be shorter than that typically associated with most new drugs because the Company's development efforts involve chemical entities which have been previously approved by the FDA. The Company may receive certain marketing exclusivity rights for a controlled-release product it develops, upon FDA approval for the product. In order to facilitate development of these products, the Company plans to undertake formulation development and studies, where appropriate, on its own. Thereafter, the Company may enter into collaborative arrangements with other pharmaceutical companies to commercialize these products.

         The Company is also using its proprietary drug delivery technologies in collaborative arrangements with other pharmaceutical companies to formulate controlled-release versions of existing commercialized drugs and drugs under development for these companies. In addition to improving drug efficacy, the Company believes that its drug delivery technologies will provide pharmaceutical companies with the opportunity to enhance the commercial value of their existing products and new drug candidates. The Company currently has two product candidates under development.

         In addition to developing controlled-release pharmaceuticals, the Company markets and distributes generic drugs manufactured by third parties. These operations generated substantially all of the Company's revenues prior to the fourth quarter of 1997, when Andrx commenced selling its bioequivalent version of Dilacor XR/trademark/, the Company's first manufactured product. The customer base for this operation consists primarily of independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups. The Company is using its distribution operations to assist in the marketing of its bioequivalent version of Dilacor XR/trademark/ and plans to use these operations to assist in the marketing of other controlled-release products being developed by the Company and its collaborative partners. These operations also provide Andrx with an ability to directly observe and participate in developments and trends in the generic pharmaceutical industry.

         The Company was incorporated on August 28, 1992 under the name "Andrx Pharmaceuticals, Inc.", commenced operations and assumed its present name in November of that year. The Company's executive offices are located at 4001 Southwest 47th Avenue, Ft. Lauderdale, Florida 33314, and the Company's telephone number is (954) 584-0300. Unless the context otherwise requires, references herein to "Andrx" or the "Company" are to Andrx Corporation and its subsidiaries.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Not applicable

(C) NARRATIVE DESCRIPTION OF BUSINESS

ANDRX'S PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         Andrx is developing and applying multiple drug delivery technologies to control the release characteristics of a variety of orally-administered drugs. Controlled-release products are formulations which release active drug compounds in the body gradually and predictably over a 12- or 24- hour period and which therefore need be taken only once or twice daily. Controlled-release products typically provide numerous benefits over immediate release drugs, including (i) greater effectiveness in the treatment of chronic conditions; (ii) reduced side effects; (iii) greater convenience (only once or twice a day); and (iv) higher levels of patient compliance due to a simplified dosing schedule. To date, the Company has developed seven distinct drug delivery technologies that are patented or for which patent applications have been filed. These controlled-release technologies were designed specifically for a drug that was being formulated. The Company believes that its technologies are flexible and can be modified to apply to a variety of pharmaceutical products.

         The Company's drug delivery technologies utilize a variety of polymers and other materials to encapsulate or entrap the active drug compound and to release the drug at varying rates at predetermined locations in the gastrointestinal tract. In developing an appropriate drug delivery technology for a particular drug candidate, Andrx considers such factors as: (i) the desired release rates of the drug; (ii) the physico-chemical properties of the drug; (iii) the physiology of the gastrointestinal tract and the manner in which the drug will be absorbed during passage through the gastrointestinal tract; and
(iv) the effect of food on the absorption rate and transit time of the drug.

         The following summarizes the Company's drug delivery technologies:

        DRUG DELIVERY TECHNOLOGY                       DESCRIPTION
        ------------------------                       -----------

PELLETIZED PULSATILE                        PPDS is designed for use with
DELIVERY SYSTEM ("PPDS")                    products  that require a pulsed
                                            release of the  drug.  This
                                            technology  uses  pellets  that  are
                                            coated  with specific polymers and
                                            agents to control the release rate
                                            of the microencapsulated drug. By
                                            varying the proportion and
                                            composition of the polymer mixtures,
                                            the release rate of the drug may be
                                            specifically controlled.

SINGLE COMPOSITION OSMOTIC                  SCOT utilizes various osmotic
TABLET SYSTEM ("SCOT")                      modulating agents as well as polymer
                                            coatings to provide a zero-order
                                            release of a drug (a constant rate
                                            of release).

SOLUBILITY MODULATING                       SMHS is designed for products
HYDROGEL SYSTEM ("SMHS")                    utilizing a hydrogel-based dosage
                                            system  that provides for sustained
                                            release without the need to use
                                            special coatings or structures which
                                            add to the cost of manufacture. This
                                            technology avoids the "initial burst
                                            effect" commonly observed with other
                                            sustained-release hydrogel
                                            formulations.

DELAYED PULSATILE                           DPHS is designed for use with
HYDROGEL SYSTEM ("DPHS")                    hydrogel matrix products that are
                                            characterized by an initial zero-
                                            order release of drug followed by a
                                            rapid  release.  This  release
                                            profile is achieved by the  blending
                                            of selected hydrogel polymers to
                                            achieve a delayed pulse.

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

PORTAB SYSTEM ("PORTAB")                    PORTAB is designed for controlled-
                                            release dosage forms which utilize
                                            an osmotic core typically containing
                                            a water soluble drug. The core
                                            includes a water soluble component
                                            and a continuous polymer coating.
                                            The purpose of the soluble agent is
                                            to expand the core and thereby
                                            create microporous channels through
                                            which the drug is released.

STABILIZED PELLET DELIVERY                  SPDS is designed specifically for
                                            unstable drugs, incorporating a
                                            pellet core of drug and protective
                                            polymer outer layer(s).

         The Company has been issued 14 U.S. patents, one notice of allowance and has filed five additional U.S. patent applications and various foreign patent applications relating to its drug delivery technologies. The Company is applying several other proprietary controlled-release drug delivery technologies in its product development programs and continues to develop new technologies for which it may seek patent protection.

PRODUCTS AND PRODUCT DEVELOPMENT

BIOEQUIVALENT CONTROLLED-RELEASE PHARMACEUTICALS

         GENERAL

         The Company is applying its proprietary drug delivery technologies and formulation skills to the development of bioequivalent versions of selected high sales volume, controlled-release brand name pharmaceuticals, for which marketing exclusivity or patent rights have expired or are near expiration. In October 1997, the Company received FDA approval of its ANDA for the bioequivalent version of Dilacor XR/trademark/ and commenced marketing this product. In September 1997, the Company received tentative FDA approval of its ANDA for the bioequivalent version of Cardizem/registered trademark/CD. According to data from IMS America, the brand name versions of these drugs had combined 1997 United States sales of approximately $800 million. In April and December 1997, ANCIRC submitted ANDAs to the FDA for two controlled-release products.

         In September 1997, the Company entered into the Stipulation with HMRI wherein Andrx agreed that if the HMR Litigation is not concluded by the date the FDA grants final approval of the Company's ANDA for a bioequivalent version of Cardizem/registered trademark/CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued. The Stipulation provides that upon FDA final approval of its product, Andrx will begin to receive interim payments from HMRI of $10.0 million per quarter which, absent certain defaults by Andrx, are non-refundable. These payments will continue until the HMR Litigation is concluded or other events occur. The payments will increase retroactively if Andrx prevails in the HMR Litigation, with a lump sum payment representing an agreed amount of profits that Andrx would have earned had it begun to sell its product upon receiving final FDA approval of its ANDA. The Stipulation also provides Andrx with the option of licensing HMRI's patents covering the Cardizem/registered trademark/CD product at certain times.

         BIOEQUIVALENT PRODUCT PIPELINE

         In addition to the four products for which ANDAs have been submitted, the Company, either directly or through ANCIRC, currently has 19 additional bioequivalent versions of brand name controlled-release drugs under development which had 1997 United States sales of approximately $5 billion. The Company is continually evaluating other potential product candidates.

         BIOEQUIVALENT PHARMACEUTICAL DEVELOPMENT PROCESS

         When developing bioequivalent pharmaceuticals, the Company is required to prove that the bioequivalent product candidate will exhibit IN VIVO release characteristics equivalent to those of the brand name pharmaceutical. For a controlled-release pharmaceutical, the drug delivery technology utilized to replicate the release rates of the brand name pharmaceutical must do so without infringing any unexpired patents. The process by which generic controlled-release products are developed for manufacture and sale in the U.S. may be categorized into three basic stages: (i) formulation development; (ii) bioequivalence studies; and (iii) an ANDA filing with the FDA.

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

         Once a suitable formulation has been developed, human bioequivalence studies are conducted which compare the Company's formulation to the brand name drug. Because bioequivalence studies can be relatively expensive to perform, the Company often conducts a preliminary bioequivalence study in which it manufactures a small batch of its product for testing in a limited number of human subjects (typically six to eight). If the formulation yields a blood level profile comparable to the brand name drug, full-scale bioequivalence studies may be performed, which studies require the manufacture of at least 100,000 dosage units and usually involve 24 or more human subjects. These studies are conducted to determine the plasma concentrations of the drug in human subjects under fasted and fed conditions as well as under multiple dose administration. If successful, the studies will demonstrate that the rate and extent of absorption of the generic version is equivalent to that of the brand name drug. If the studies demonstrate that the blood level profiles of the Company's product are not comparable to the brand name drug, the Company will either modify its formulation or alter the drug delivery technology employed.

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

BRAND NAME CONTROLLED-RELEASE PHARMACEUTICALS

         The Company is applying its proprietary drug delivery technologies to the development of brand name controlled-release formulations of existing immediate-release and controlled-release drugs. In selecting its product candidates, the Company focuses on high sales volume pharmaceuticals whose marketing exclusivity or patent rights have expired or are near expiration. The Company believes that the application of its drug delivery technologies will improve the efficacy or other characteristics of these products, for example, by decreasing undesired side effects or reducing the frequency of administration.

         The FDA approval process for the brand name controlled-release pharmaceuticals which the Company is developing will require the filing of an ANDA with the FDA. As an initial step in the development process for an NDA, Andrx will generally study the innovator product and evaluate whether it can be improved upon with respect to efficacy and side effect profile. After a formulation is developed and evaluated, an Investigational New Drug Application ("IND") must be submitted to the FDA before clinical trials can begin. Typically, clinical testing involves a three-phase process. Phase I trials are conducted with a small number of subjects and are designed to provide information about both product safety and the expected dose of the drug. Phase II trials are designed to provide additional information on dosing and preliminary evidence of product efficacy. Phase III trials are large scale studies designed to provide statistical evidence of efficacy and safety in humans. The results of the preclinical studies and clinical trials of a pharmaceutical product are then submitted to the FDA, in the form of an NDA, for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval requirements.

         The Company currently has five product candidates under development. One of such product candidates is undergoing Phase II trials and the remainder are in early stage clinical trials or formulation development.

         The Company believes that the FDA approval process or its brand name controlled-release formulations will be shorter than that typically associated with most new drugs because the Company's development efforts involve chemical entities which have been previously approved by the FDA. The Company may also receive certain marketing exclusivity rights for a controlled-release product it develops. In order to facilitate development of these products, the Company plans to undertake formulation development and clinical studies, where applicable, on its own. Thereafter, the Company may seek to enter into collaborative arrangements with other pharmaceutical companies to commercialize these products.

PHARMACEUTICALS DEVELOPED FOR THIRD PARTIES

         The Company is also using its proprietary drug delivery technologies to formulate for other pharmaceutical companies controlled-release versions of their existing commercialized drugs and drugs they are developing. In addition to improving drug efficacy, the Company believes that its drug delivery technologies will provide pharmaceutical companies with the opportunity to enhance the commercial value of their new drug candidates.

         The Company is currently developing two controlled-release versions of existing commercialized drugs for third parties. The Company is party to agreements with Sepracor, Inc. ("Sepracor") and an affiliate of Bayer Corporation (the "Bayer Affiliate") for the development of new products. Pursuant to these agreements, Andrx's drug delivery technologies will be combined with existing technologies to develop these two products.

         In addition, from time to time the Company considers licensing or other agreements to obtain rights to patents or technology which the Company believes may have commercial value. In 1994, the Company entered into such an agreement with The UAB Research Foundation to license technology relating to the use of an orally administered drug to be used in the treatment of cancer. In December 1996, that technology was sub-licensed to ASTA Medica, AG ("ASTA Medica"), a subsidiary of Degussa, AG, which will be responsible for all product development costs and will manufacture and market any products utilizing the technology. The Company will receive a royalty from ASTA Medica on the sale of any products utilizing the technology and the Company will be responsible for certain royalty payments related thereto. ASTA Medica is completing the Phase I clinical studies for this technology in Europe and expects to begin Phase II clinical studies in the second quarter of 1998.

COLLABORATIVE ARRANGEMENTS

         The Company has entered into collaborative arrangements with other pharmaceutical companies. The Company is a 50% partner in the ANCIRC joint venture with Watson for the development of up to eight controlled-release generic drugs and has entered into development and licensing agreements with a number of U.S. and foreign pharmaceutical companies, including Watson, for additional generic controlled-release products.

ANCIRC JOINT VENTURE

         In July 1994, the Company entered into a joint venture with Circa Pharmaceuticals, Inc. ("Circa") for the development of up to six generic controlled-release products. In July 1995, Circa was acquired by Watson. Since it acquired Circa, Watson has expanded its relationship with Andrx to include up to eight generic controlled-release products (the "ANCIRC Products") and has made equity investments in the Company (including common stock purchased from certain principal shareholders) in the aggregate of approximately $36.9 million. Watson owns approximately 18% of the Company's outstanding common stock and has warrants to acquire additional shares of common stock. Watson also has the right to designate one member of the Company's Board of Directors through the end of the term expiring in 1999.

         In July 1994, the Company and Watson identified six product candidates for development by ANCIRC. Until three products have been successfully developed, the Company and Watson will agree on a substitute product candidate for any product candidate which is not successfully developed. Once three products are successfully developed, the parties will not be required to agree upon more than two additional substitute product candidates. In October 1995, the agreement with Watson was amended to provide that the Company and Watson would agree on two additional product candidates to be developed by ANCIRC. Those product candidates were subsequently identified by the parties. The Company has agreed that Dr. Chih-Ming J. Chen, its Chief Scientist, will personally supervise the development of all of the ANCIRC Products until at least five products have been successfully developed.

         ANCIRC is a 50/50 joint venture between the Company and Watson with both the capital contributions and distributions and net income or losses allocated equally between the Company and Watson. The Company and Watson have each designated three representatives who together constitute the management committee of ANCIRC. This management committee is responsible for reviewing each partner's progress on the various projects on which they are working, preparing budgets for each quarter, issuing capital calls to the Company and Watson when necessary, approving expenditures and resolving any disputes which may arise between the partners. The Company has made investments in ANCIRC totaling $5.8 million through December 31, 1997. The Company is responsible for contributing 50% of any additional capital contributions required by ANCIRC. Capital contributions are utilized by ANCIRC to pay for services rendered by the Company, Watson and unrelated third party vendors to ANCIRC.

         Under its research and development services agreement with ANCIRC, the Company is responsible for the development of formulations for each of the ANCIRC Products. When the Company has developed a formulation which the Company and Watson believe is promising, Watson is responsible, under its manufacturing and regulatory approval agreement with ANCIRC, for the manufacture of such quantities of the ANCIRC Product as may be necessary for ANCIRC to conduct bioequivalence studies required for an ANDA submission. If such studies are successful, Watson is also responsible for obtaining the necessary regulatory approvals for that ANCIRC Product and to manufacture that product in commercial quantities. Following regulatory approval, Andrx is responsible for marketing the ANCIRC products throughout the United States pursuant to a distribution and marketing agreement with ANCIRC. The costs of developing, manufacturing and marketing the ANCIRC Products are charged to ANCIRC on an agreed-upon basis at least quarterly and ANCIRC then pays or reimburses both the Company and Watson for their respective services. Notwithstanding the foregoing, the Company and Watson have agreed that Andrx will be the manufacturer of one of the two products for which ANDAs have been submitted to the FDA.

DEVELOPMENT AND LICENSING AGREEMENTS

         The Company has entered into development and licensing agreements covering generic pharmaceuticals with United States and foreign pharmaceutical companies, including Watson, for additional generic controlled-release pharmaceutical products. Pursuant to such agreements, the licensees typically will fund the cost of product development and will pay the Company royalties in exchange for a license to manufacture and market the products for a specified period in a specified territory. Management believes that such arrangements offer a variety of benefits, including providing an additional source of funding for product development and affording the Company the ability to have certain of its generic controlled-release products sold through the distribution networks of these major pharmaceutical companies. The Company may terminate a development and licensing agreement if the licensee fails to market the licensed product, in which case all rights revert to the Company.

GENERIC PHARMACEUTICAL DISTRIBUTION OPERATIONS

         In addition to its controlled-release drug development activities, Andrx markets and distributes generic pharmaceuticals manufactured by third parties. The Company purchases generic pharmaceuticals directly from manufacturers and wholesalers and markets them through its in-house telemarketing staff primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups. The Company offers this customer group competitive pricing, quality products and responsive customer service, which the Company believes are the critical elements to competing effectively in this market. The Company currently has a telemarketing staff of approximately 100 persons, supplemented by sales executives who are responsible for national accounts.

         The Company currently utilizes operating profit from its generic pharmaceutical distribution operations to offset a portion of the Company's operating expenses, consisting primarily of research and development expenses. These operations also provide Andrx with an ability to directly observe and participate in developments and trends in the generic pharmaceutical industry. The Company plans to expand its generic pharmaceutical distribution operations by further increasing its customer base to include larger regional and national pharmacy chains. The Company is also using its distribution operations to assist in the marketing of its first manufactured product, a bioequivalent version of Dilacor XR/trademark/, and plans to use these operations to assist in the marketing of generic controlled-release products developed by the Company and its collaborative partners.

         The Company's distribution operations concentrate on high-volume generic prescription drugs in capsule or tablet form. These products typically provide higher gross margins, are subject to more rapid inventory turnover and require less warehouse space than liquids, creams and many over-the-counter products. By focusing on these products, the Company believes that it is able to control inventory investments, minimize overhead and operate in an efficient and cost-effective manner.

         The Company purchases its generic products for resale from a number of major pharmaceutical manufacturers and wholesalers. The Company believes that it is not dependent upon any particular supplier and that alternative sources of supply for most of its products are available if required.

         In conjunction with its distribution operations, the Company has developed a data management system referred to as CyBear/trademark/, a software application designed to provide cost-effective on-line communications between computer systems (regardless of compatibility) located in physicians' offices, pharmacies, HMOs, clinical laboratories and hospitals. Through CyBear/trademark/, physicians are expected to be able to electronically transmit prescriptions (where permitted by law), specialist referrals, patient encounters and laboratory orders and results. This data management software system is also designed to conduct formula compliance checks and confirms that the particular medication is reimbursable by the applicable managed care organizations. Management believes that the use of CyBear/Trademark/ will provide health care professionals greater control over the medications being administered to their patients. CyBear /Trademark/ is currently being beta-tested with a limited number of healthcare professionals. The Company is also developing AndaNet/trademark/, which is designed to provide on-line communications between the Company and its customers. Through AndaNet/trademark/, pharmacists are expected to be able to order products from the Company, access pharmacy journals, publications and on-line education programs and research therapies. However, there can be no assurance that these software products can be successfully commercialized.

MANUFACTURING

         The Company has a commercial manufacturing facility of approximately 35,000 square feet that is being used to manufacture the Company's bioequivalent version of Dilacor XR/trademark/. The facility will also be used for the manufacture of Andrx's bioequivalent version of Cardizem/registered trademark/CD, as appropriate, subject to HMR Litigation. The Company believes that such facility will be sufficient for these products. As the Company's existing manufacturing facility will not be suitable for the manufacture of all of the additional products which the Company intends to develop and manufacture, the Company intends to acquire additional property to eventually relocate its executive offices, thereby enabling the Company to expand its commercial manufacturing facility.

         The Company will be dependent on Watson to manufacture certain products subject to the ANCIRC joint venture and on other companies with which it has development and licensing agreements to manufacture those products.

MARKETING

         The Company is currently utilizing its existing distribution operations' sales and marketing personnel for marketing the Company's bioequivalent version of Dilacor XR/trademark/. The Company plans to utilize this personnel to assist in the marketing of other controlled-release products being developed by the Company and ANCIRC. In many instances, the Company's existing distribution customers will be targeted for the products developed by the Company. The Company may also contract with outside marketing organizations to both train Andrx personnel for the marketing of the Company's products and to market its products.

COMPETITION

         The pharmaceutical industry is highly competitive and is affected by new technologies, new developments with respect to existing technologies and products, governmental regulations, health care legislation, availability of financing and other factors. The Company is subject to competition from numerous entities that currently operate, or intend to operate, in the pharmaceutical industry. These include companies that are engaged in the development of controlled-release technologies and products, as well as other pharmaceutical manufacturers that may decide to undertake in-house development of these products. Many of the Company's competitors have longer operating histories and greater financial, research and development, marketing and other resources than the Company.

         Andrx believes that its distinct controlled-release drug delivery technologies combined with its existing distribution operations will provide efficiencies in product development and marketing, acceleration of regulatory filings and cost savings necessary for Andrx to compete effectively. There can be no assurance, however, that the Company's competitors will not succeed in developing technologies and products that are as, or more, clinically successful or cost-effective than any technologies utilized by or products being developed by Andrx.

         In its generic pharmaceutical distribution business, the Company competes with a number of large wholesalers and other distributors of generic pharmaceuticals, many of which have substantially greater financial, marketing and other resources than the Company.

PATENTS AND PROPRIETARY RIGHTS

GENERAL

         Andrx believes that patent and trade secret protection, particularly of its drug delivery technologies, is important to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

         Andrx has been issued 14 U.S. patents and one notice of allowance relating to its drug delivery technologies. In addition, Andrx has filed five additional U.S. patent applications and various foreign patent applications relating to its drug delivery technologies. The Company expects to apply for additional United States and foreign patents in the future. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. There is no assurance that the Company's patents or any future patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of Company's patents. Furthermore, there is no assurance that (i) any of the Company's future processes or products will be patentable; (ii) any pending or additional patents will be issued in any or all appropriate jurisdictions; or
(iii) the Company's processes or products will not infringe upon the patents of third parties. The failure of the Company to protect its patent rights or to avoid infringement by the Company of the patent or proprietary rights of others could have a material adverse effect on the Company's results of operations and financial position.

         Andrx also relies on trade secrets and proprietary knowledge, which it generally seeks to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and pharmaceutical companies. There can be no assurance, however, that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known by competitors.

PATENT LITIGATION

         There has been substantial litigation in the pharmaceutical, biomedical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Most of the brand name controlled-release products of which the Company is developing generic versions are covered by one or more patents. Under the Drug Price Competition and Restoration Act of 1984 ("Waxman-Hatch amendments"), when a drug developer files an abbreviated application for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement. If a suit is filed within 45 days of the patent holder's receipt of such certification, the FDA can review and approve the abbreviated application, but is precluded from making the marketing approval of the product effective until a final judgment in the action has been rendered or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to alleged patent infringement by the Company, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. As described below, to date, two such actions have been commenced against Andrx (one of which has been dismissed without prejudice), and it is anticipated that additional actions will be filed as Andrx or its collaborative partners files additional abbreviated applications. The Company evaluates the probability of patent infringement litigation with respect to its abbreviated application submissions on a case-by-case basis and, accordingly, the Company provided for its litigation costs in connection with the two ANDAs submitted in late 1995, as appropriate. The delay in obtaining FDA approval to market the Company's product candidates as a result of litigation, the expense of such litigation, whether or not the Company is successful, or an adverse outcome in such litigation could have a material adverse effect on the Company's results of operations, financial condition and business.

         HMR LITIGATION

         In connection with the ANDA filed for Andrx's bioequivalent version of Cardizem/registered trademark/CD, Andrx certified to the FDA that its product did not infringe upon any of the patents listed as covering that brand name product and sent the required notices to the holders of each of those patents. In January 1996, HMRI commenced the HMR Litigation in the United States District Court, Southern District of Florida, alleging that Andrx's product infringes upon one of the six patents listed as covering Cardizem/registered trademark/CD. While the Company believes that this product does not infringe upon the patents in question, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. In September 1997, the Company entered into the Stipulation with HMRI wherein Andrx agreed that if the HMR Litigation is not concluded by the date the FDA grants final approval of the Company's ANDA for the bioequivalent version of Cardizem/registered trademark/CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued. The Stipulation provides that upon FDA final approval of its product, Andrx will begin to receive interim payments from HMRI of $10.0 million per quarter which, absent certain defaults by Andrx, are non-refundable. These payments will continue until the HMR Litigation is concluded or other events occur. The payments will increase retroactively if Andrx prevails in the HMR Litigation, with a lump sum payment representing an agreed amount of profits that Andrx would have earned had it begun to sell its product upon receiving final FDA approval of its ANDA. The Stipulation also provides Andrx with the option of licensing HMRI's patents covering the Cardizem/registered trademark/CD product at certain times. There can be no assurance that the Company will prevail in the HMR Litigation and an adverse outcome in the HMR Litigation could have a material adverse effect on the Company's results of operations, financial condition and business.

         RPR LITIGATION

         In May 1996, in connection with the ANDA submitted for Andrx's bioequivalent version of Dilacor XR/trademark/, Jagotec AC and Jago AG, who licensed the patent listed as covering Dilacor XR/trademark/ to Rhone-Poulenc Rorer, Inc. ("RPR"), and RPR (collectively, "Rhone"), commenced a lawsuit in the United States District Court, Southern District of Florida (the "RPR Litigation"), alleging that the Company's product infringed the patent listed as covering Dilacor XR/trademark/. In December 1996, the parties entered into a Settlement Agreement whereby Rhone agreed to dismiss the RPR Litigation, without prejudice. An order of dismissal was entered by the judge in January 1997.

GOVERNMENT REGULATION

         All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA, and, to a lesser extent, by state and local governments. The Federal Food, Drug, and Cosmetic Act ("FDCA") and other federal statutes and regulations govern or influence the development, testing, approval, manufacture, labeling, storage, sale, distribution, promotion and advertising of prescription drug products. Pharmaceutical manufacturers are also subject to establishment registration and product listing, certain recordkeeping and reporting requirements, and periodic FDA inspections.

         The FDCA includes procedures for the approval of generic versions of brand name prescription drugs, defined as "Listed Drugs" because the FDA publishes a list of approved prescription drug products. Applicants seeking approval of generic versions of Listed Drugs generally are not required to repeat the full battery of studies required to support FDA approval of Listed Drugs. Instead, generic applicants may submit an ANDA showing that the generic product is bioequivalent to a specified Listed Drug, viz., there are no statistically significant differences in the rate or extent to which the products are biologically available, originally as measured by blood level studies. The FDA is authorized to approve an ANDA for a bioequivalent product when the reference Listed Drug is off-patent or when the patents for the Listed Drug are not infringed, invalid or otherwise not enforceable. A bioinequivalent version of a Listed Drug (including a product not bioequivalent because it is a controlled-release formulation designed to have a rate of release different from the Listed Drug, or because the FDA has approved a petition permitting a different dosage form) may be approved under an ANDA; products that are not bioequivalent for other reasons may be approved under an alternate form of application authorized by Section 505(b)(2) of the FDCA (see below).

         ANDAs are the approval mechanism for generic products that are the same as Listed Drugs in all essential respects or are permitted by the FDA to be modified in some respect that does not present safety or effectiveness considerations. When differences from previously approved chemical entities, strengths, dosage forms, uses or other conditions raise novel safety or effectiveness issues, those differences require drug sponsors to conduct preclinical and/or clinical studies necessary to provide data necessary to make risk-benefit analyses. Such data are submitted in full NDAs or in Section 505(b)(2) applications to which safety and effectiveness data are cited from public sources, with at least some new clinical data provided on the drug for which approval is sought. These approval processes are time consuming and expensive. In order to conduct clinical investigations and most bioavailability and bioequivalence studies, a drug sponsor is required to submit to the FDA an IND containing safety data to justify clinical use and plans for clinical studies. Drug development, safety and clinical investigations often require a decade or more. Additionally, the FDCA requires payment of a substantial user fee upon filing such applications, and the payment of other fees annually to maintain any approval that is granted.

         The Company intends to develop and seek FDA approval of controlled- or extended-release versions of Listed Drugs currently approved as immediate-release dosage forms. Because delivery systems and duration of drug availability will differ significantly between immediate and extended-release dosage forms, the Company will be required to develop data under INDs and to submit either full NDAs or Section 505(b)(2) applications for such innovative products. There is no assurance that publicly available data on the chemical entity or immediate-release dosage exist, either to a substantial extent or even minimally, to cite in support of Section 505(b)(2) applications or that the FDA will accept such data as may exist to support these applications. Additionally, there can be no assurance that, if full NDA or Section 505(b)(2) approval is required, such approval can be obtained in a timely manner, if at all.

         The FDCA requires ANDA and Section 505(b)(2) applicants to make a patent certification when submitting an application. An applicant seeking to market before expiration of a patent covering a Listed Drug may certify to the FDA that a patent is invalid, unenforceable or not infringed; notice of such a certification and the grounds for it must be provided to the owner(s) of the patent and Listed Drug. By instituting a patent infringement suit against the applicant within 45 days of notice, the owner(s) of the patent or Listed Drug can stop the FDA from approving the generic drug application for 30 months or until an earlier court order finding the patent to be invalid, unenforceable or not infringed.

         Although the pertinent provisions of the FDCA remain the subject of unresolved litigation, they have been interpreted to award the first generic applicant to successfully challenge the patent status of a Listed Drug with the right to compete exclusively against the Listed Drug for up to 180 days, viz., the FDA ordinarily may not approve another application until after the first ANDA applicant has marketed its product for 180 days. The FDA's regulations requiring the ANDA applicant to secure a court order that a patent is invalid, unenforceable or not infringed as a condition to the 180 days of exclusivity have been successfully challenged in two cases, and the Company currently is engaged in litigation challenging those regulations. In this regard, on March 26, 1996, a federal district court in Washington, D.C. entered a temporary restraining order prohibiting Mylan Pharmaceuticals, Inc. from shipping or otherwise distributing its bioequivalent version of Dilacor XR/trademark/.

         While the FDA allows an abbreviated approval mechanism for generic drugs, it also fosters pharmaceutical innovation by providing non-patent market exclusivities and patent term extensions to applicants that develop new products and uses for existing products. There are two distinct non-patent market exclusivity provisions which either preclude the submission or delay the approval of an ANDA or Section 505(b)(2) application. For chemical compounds not previously approved by the FDA, a five-year period is provided during which generic applications cannot be submitted. Because application approval generally takes at least a year, the effect of this application preclusion is to delay generic competition for six or more years. A three-year marketing exclusivity period is provided for applications containing new clinical investigations (other than bioavailability studies) essential to an approval. The three-year marketing exclusivity period would be applicable to new indications or the development of a novel drug delivery system. The effect of this exclusivity award is limited, and generic competition can begin at the expiration of the three years. The marketing exclusivity provisions apply equally to patented and non-patented drug products.

         Second, the FDCA provides patent term extensions to compensate for patent protection lost while conducting FDA required clinical studies and during FDA review of data submissions. A patent may be extended up to five additional years. However, the total period of patent protection following FDA marketing approval cannot exceed 14 years. In addition, under the Uruguay Rund Agreements Act of 1994, which ratified the General Agreement on Tariffs and Trade ("GATT"), certain brand name drug patent terms have been extended to 20 years from the date of filing of the pertinent patent applications (which can be longer than the former 17-year patent term). Patent term extensions may delay the ability of the Company to use its proprietary technology, market new extended release products, file Section 505(b)(2) applications referencing public data on approved products (see below), and file ANDAs based on Listed Drugs when those approved products or listed drugs have acquired patent term extensions. In addition, there is a possibility that Congress will provide additional grounds for patent extensions of drugs approved under NDAs.

         The Company has filed ANDAs with the FDA for generic versions of Cardizem/registered trademark/CD and Dilacor XR/trademark/ (both diltiazem hydrochloride, a prescription drug indicated for hypertension), has submitted ANDAs for two additional products through ANCIRC, and intends to file additional ANDAs or Section 505(b)(2) applications to obtain approval to market its other generic controlled-release products. In September 1997, the Company received tentative FDA approval of its ANDA for the bioequivalent version of Cardizem/registered trademark/CD. In October 1997, the Company received FDA approval of its ANDA for the bioequivalent version of Dilacor XR/trademark/. No assurances exist that ANDAs will be suitable or available for the products developed by the Company, directly or in collaborative arrangements, or that the proposed products will receive FDA approval on a timely basis, if at all.

         The FDCA requires that drugs manufactured in conformity with "current good manufacturing practice" ("cGMP"), and the FDA has promulgated and enforces regulations to assure that manufacturing processes and controls adhere to cGMP standards. Drugs not manufactured in conformity with cGMP standards are deemed adulterated under the FDCA. The Company's manufacturing facility was inspected by the FDA prior to the approval of Cardizem/registered trademark/CD and Dilacor XR/trademark/ applications, and the FDA advised the Company that its manufacturing site was then in conformity with cGMP requirements. The Company's facility will be subject to periodic inspections by the FDA, and there can be no assurance that the Company's facility will be found to be in compliance with cGMP.

         The FDA also has extensive requirements for the promotion and advertising of prescription drug products, including restrictions on the dissemination of information pertaining to extra-label uses of approved products. Noncompliance with these requirements also can result in various sanctions discussed below. Furthermore, anti-kickback statutes applicable to Medicare and Medicaid proscribe certain marketing, pricing and rebate activities for drugs reimbursed under those programs and provide civil and criminal penalties for violations. Most states have similar statutes.

         Under the FDCA, ANDA applicants (both the company and individuals) who are convicted of a crime involving dishonest or fraudulent activity (even outside the FDA regulatory context) are subject to debarment. Debarment is disqualification from submitting or participating in the submission of future ANDAs for a period of years or permanently, and the FDA will refuse to accept ANDAs from any company that employs or uses the services of a debarred individual in any capacity.

         The Prescription Drug Marketing Act ("PDMA"), which amends various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and recordkeeping. PDMA requires wholesale distributors of prescription drugs such as the Company, to provide certain customers with a list, in advance of a particular sale, of each prior sale, purchase or trade of the same drug. PDMA also establishes other requirements for wholesale distributors, including without limitation, registration with the state or Federal government and other record-keeping requirements. It also sets forth civil and criminal penalties for violations of these and other provisions.

         Failure to comply with FDCA requirements, including PDMA and cGMP requirements, can lead to sanctions such as the seizure of drug products, prohibition of manufacturing and distribution, product recalls, withdrawal of existing product approvals, refusal to approve new applications for the Company, refusal of the federal government to enter into supply contracts, and criminal prosecution of the Company and its officers. Such sanctions could have a materially adverse effect on the Company.

         Approved drug products manufactured in the United States may be exported to any country in which the products may be sold under the laws of that country. Unapproved drug products manufactured for export are subject to certain FDA export regulations as well as regulations by the country in which the products are to be sold.

         The Company is governed by federal, state and local laws of general applicability, such as laws regulating working conditions and environmental protection. The Company also is licensed by, registered with, and subject to periodic inspection and regulation by, the Drug Enforcement Administration of the Department of Justice (the "DEA") and Florida state agencies, pursuant to federal and state legislation relating to drugs and narcotics. Certain drugs that the Company may develop in the future may be subject to regulations under the Controlled Substances Act and related statutes.

PRODUCT LIABILITY INSURANCE

         The design, development and manufacture of the Company's products involve an inherent risk of product liability claims. The Company has obtained product liability insurance that covers substantially all products marketed by the Company in its generic drug distribution operations, bioequivalence and other studies for the Company's controlled-release product candidates and the products the Company intends to commercialize. The Company believes that its product liability insurance is adequate for its current operations, but may seek to increase its coverage prior to the commercial introduction of its product candidates. There can be no assurance that the coverage limits of the Company's insurance will be sufficient to offset potential claims. Product liability insurance is expensive and difficult to procure and may not be available in the future on acceptable terms or in sufficient amounts, if available at all. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect upon the Company's results of operations and financial condition.

PERSONNEL

         As of February 27, 1998, the Company had 384 employees, of whom 25 were involved in corporate administration, 238 were involved in the Company's sales, marketing and distribution operations, including 100 telemarketers, and 21 were involved in software development and support. The remaining 100 employees were involved in research, pharmaceutical development and manufacturing, including over 47 scientists, 31 of whom hold Ph.D., masters or medical degrees.

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

ITEM 2. PROPERTIES

         The Company leases approximately 96,000 square feet in a facility in Fort Lauderdale, Florida, which houses the Company's executive offices, warehousing and shipping facilities, a laboratory and pilot manufacturing plant and a commercial-scale manufacturing facility. The buildings are occupied pursuant to leases expiring March 31, 2003 at a current total annual rent of approximately $700,000. Each of the leases afford the Company five five-year renewal options, and require the Company to pay certain increases in common area costs.

         The Company also leases approximately 18,500 square feet of office space in Davie, Florida, which house its non-warehouse distribution staff. Such space is occupied pursuant to a lease expiring in May 1998, at an annual rent of $220,000, including common area maintenance costs and real estate taxes, and affords the Company four six-month renewal options. Additionally, the Company leases approximately 4,000 square feet in Tampa, Florida, which houses its software development staff. Such lease is occupied pursuant to a lease expiring in November 1998 (with two one-year renewal options) at current annual rent of approximately $60,000.

         The Company has also entered into an agreement to purchase a 15-acre tract of land in the vicinity of the facilities which presently house the Company's current personnel. On this parcel, the Company contemplates building office and warehouse space sufficient to replace and expand the 18,500 square foot facility and portions of the 96,000 square foot facility which are being used for purposes other than research, product development and manufacturing.

ITEM 3. LEGAL PROCEEDINGS

         See "Item 1. Business - Patents and Proprietary Rights" with respect to the HMR Litigation.

         In May 1996, an employee of the Company resigned from his position and, in connection therewith, claimed that he was entitled to receive, pursuant to the terms of his employment arrangement with the Company, a royalty equal to 1% of gross revenues from certain products under development by the Company. In May 1997, a complaint was filed against the Company seeking a declaratory judgment as to whether the former employee is entitled to a 1% royalty with respect to Andrx's versions of Cardizem/registered trademark/CD and Dilacor XR/trademark/. The Company is contesting this claim and the matter is currently in the discovery stage.

         On March 18, 1998 the Company received a letter from counsel for Cymedix Lynx Corporation ("Cymedix") alleging the theft and unlawful appropriation by Andrx and certain of its directors, officers and employees of certain computer medical software and internet medical communications technology allegedly owned by Cymedix. The letter demands trebled damages totaling $396.6 million pursuant to the civil theft provisions of Florida law, and also alleges claims under Florida's Racketeer Influenced and Corrupt Organization Act and certain other provisions of federal and state law. The Company believes that Cymedix's accusations and threatened claims have no basis in substantial fact or legal support and intends to vigorously defend these accusations and claims. On March 23, 1998, the Company filed a complaint against Cymedix and its parent corporation, Medix Resources, Inc., for libel and slander arising from the improper public dissemination of the contents of the aforesaid demand letter. The Company intends to vigorously prosecute its complaint which seeks damages, costs, interest and attorneys' fees.

         Other than the HMR Litigation and the above described litigation, the Company is not party to a legal proceeding wherein an adverse outcome would have a material adverse effect on the Company's results of operations, financial condition or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

(A) MARKET INFORMATION

         The Company's Common Stock has been listed for trading on The Nasdaq National Market under the symbol "ADRX" since June 14, 1996. The following table sets forth, for the calendar quarters indicated, the range of high and low sale prices per share of Common Stock as reported by the Nasdaq National Market:

1996                                             HIGH                 LOW
----                                             ----                 ---

Second Quarter (Commencing June 14, 1996)       $17.50              $12.00
Third Quarter                                    15.50               11.00
Fourth Quarter                                   17.63               12.75

1997

First Quarter                                   $26.75              $15.25
Second Quarter                                   38.75               20.50
Third Quarter                                    45.63               31.75
Fourth Quarter                                   47.00               28.75

(B) HOLDERS

         At March 13, 1998, there were approximately 215 holders of record of the Company's common stock. The Company believes the number of beneficial owners of its common stock is in excess of 2,750.

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

(D) CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 14, 1996, the U.S. Securities and Exchange Commission declared effective the Company's registration statement on Form S-1 (Registration Statement No. 333-03614). The offering of the securities registered pursuant to the registration statement commenced on June 14, 1996. The offering terminated after the sale of 2,530,000 shares of the Company's common stock, $.001 par value per share for $12.00 per share. The managing underwriters for the public offering of the Company's securities were Oppenheimer & Co., Inc. and Gruntal & Co., Incorporated.

         In connection with the offering, the Company incurred expenses of approximately $2.9 million. These expenses were in the form of direct or indirect payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. From the net proceeds of approximately $27.4 million, through December 31, 1997 the Company has used approximately $11.9 million for research and development costs, $4.5 million for the construction of plant, building and facilities, $5.4 million for the purchase and installation of machinery and equipment, and $3.1 million for contributions to ANCIRC. With the exception of the contributions to ANCIRC, a joint venture between the Company and Watson, none of the payments from the use of proceeds were made to officers, directors or persons beneficially owning more than 10% of any class of securities of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and related notes thereto included in Item 8 of this Report and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    Years Ended December 31,
                                                 (in  000's,  except  for  share and per share amounts)
                                  --------------------------------------------------------------------------------------
                                       1997                1996             1995            1994            1993
                                  --------------------------------------------------------------------------------------
Statement of Operations Data*
Revenues
  Distributed products, net       $     146,237       $     86,721     $     50,468     $     25,916    $     5,655
  Manufactured products, net              3,324                  -                -                -              -
  Licensing revenues                        137                 50              165              155            225
                                  -------------       ------------     ------------     ------------    -----------
Total revenues                          149,698             86,771           50,633           26,071          5,880
                                  -------------       ------------     ------------     ------------    -----------

Cost of revenues
  Distributed products                  124,177             72,400           41,781           21,362          5,258
  Manufactured products                     737                  -                -                -              -
                                  -------------       ------------     ------------     ------------    -----------
Total cost of revenues                  124,914             72,400           41,781           21,362          5,258
                                  -------------       ------------     ------------     ------------    -----------

Gross profit                             24,784             14,371            8,852            4,709            622
                                  -------------       ------------     ------------     ------------    -----------

Operating expenses
   Selling, general and
     administrative                      18,734             13,178            8,647            5,390          1,706
   Research and development               9,769              3,655            3,255            2,110            960
   Idle manufacturing facility
     costs                                1,888                  -                -                -              -
   Equity in losses of joint
     venture                              1,682              2,011            1,840              316              -
   Software development                   1,442                  -                -                -              -
                                  -------------       ------------     ------------     ------------    -----------
Total operating expenses                 33,515             18,844           13,742            7,816          2,666
                                  -------------       ------------     ------------     ------------    -----------

Loss from operations                     (8,731)            (4,473)          (4,890)          (3,107)        (2,044)

Interest income (expense), net            1,095                445             (297)               2              -
                                  -------------       ------------     ------------     ------------    -----------
Net loss                          $      (7,636)      $     (4,028)    $     (5,187)    $     (3,105)   $    (2,044)
                                  =============       ============     ============     ============    ===========


Basic and diluted
   net loss per share             $       (0.54)      $      (0.33)    $      (0.55)    $      (0.35)   $     (0.26)
                                  =============       ============     ============     ============    ===========

Basic and diluted
  weighted average shares of
  common stock outstanding           14,213,100         12,148,000        9,446,800        8,758,400      7,745,100
                                  =============       ============     ============     ============    ===========

                                                               Years Ended December 31,
                                             (in  000's,  except  for  share and per share amounts)
                                  --------------------------------------------------------------------------------------
                                         1997                1996            1995            1994             1993
                                  --------------------------------------------------------------------------------------
Balance Sheet Data*
  Cash, cash equivalents and
     investments available-for-
     sale                         $     25,543        $     30,320     $     13,841     $     3,846     $     2,770
  Working capital                       45,144              32,963           14,402           4,368           3,085
  Total assets                          90,845              66,538           36,010          16,002           6,837
  Short-term borrowings                    546               6,563            6,101           2,635              68
  Accumulated deficit                  (22,145)            (14,509)         (10,481)         (5,294)         (2,190)
  Total shareholders' equity            60,861              42,762           18,325           8,098            3,927

*Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Andrx was organized in August 1992 and in November 1992 commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of generic versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-released products and an internet based software application for healthcare providers. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of the Company's ANDA for its bioequivalent version of Dilacor XR/trademark/, the Company's first manufactured product, which it immediately launched. The Company expects negative cash flows and net losses to continue at least until it receives its final marketing approval for its bioequivalent version of Cardizem/registered trademark/CD and it either begins to receive quarterly payments from HMRI of $10.0 million or the Company launches its bioequivalent version of Cardizem/registered trademark/CD. The Company will not receive final marketing approval for its bioequivalent version of Cardizem/registered trademark/CD until after either the HMR Litigation is resolved in Andrx's favor or July 3, 1998.

         The Company is a 50% partner in ANCIRC, a joint venture with Watson, for the development of up to eight controlled-release pharmaceutical products. Capital contributions to, distributions from, and net income or losses generated by ANCIRC are allocated equally between the Company and Watson. The Company is also party to development and licensing agreements for additional controlled-release products.

RESULTS OF OPERATIONS

1997 AS COMPARED TO 1996

         Net sales from distributed products were $146.2 million in 1997, an increase of 68.6% or $59.5 million, as compared to $86.7 million in 1996. The increase in net sales from distributed products reflects the Company's greater penetration of the generic market. Gross profit on net sales from distributed products was $22.1 million in 1997, an increase of 54.0%, as compared to $14.3 million in 1996. Gross profit on distributed products as a percentage of net sales from distributed products decreased to 15.1% in 1997 as compared to 16.5% in 1996. The decrease in gross profit on distributed products as a percentage of net sales from distributed products is the result of continuing competition and pricing pressures within the generic industry. The Company expects that continuing competition and pricing pressures may reduce the Company's gross profit percentage on the net sales of distributed products in future periods.

         In October 1997, immediately following approval by the FDA, the Company launched its first manufactured product, a bioequivalent version of Dilacor XR/trademark/, which generated net sales of $3.3 million in the fourth quarter of 1997. Gross profit on this manufactured product was $2.6 million or 77.8%.

         Selling, general and administrative expenses as a percentage of total revenues decreased to 12.5% for 1997 from 15.2% for 1996. Selling, general and administrative expenses increased to $18.7 million in 1997 as compared to $13.2 million in 1996 primarily due to an increase in selling activities to support the increase in distribution revenues, and includes costs related to the sale of the Company's first manufactured product.

         Research and development expenses increased to $9.8 million in 1997, as compared to $3.7 million in 1996. The increase in research and development expenses of 167.3% reflects the progress and expansion of activities in the Company's ANDA program to develop controlled-release bioequivalent products and the expansion of activities in the Company's NDA program to develop brand name controlled-release products. Research and development expenses in 1997 and 1996 also include expenses related to the establishment of a commercial-scale manufacturing facility. Research and development expenses exclude cost of research and development services rendered to ANCIRC of $1.5 million in 1997 and $2.2 million in 1996.

         In 1997, the Company incurred $1.9 million of idle manufacturing facility costs related to the Company's commercial-scale manufacturing operations. As the Company increases its production of salable products in the future, these costs will be absorbed as a component of the cost of inventory.

         The Company's equity in losses of ANCIRC was $1.7 million in 1997 as compared to $2.0 million in 1996. ANCIRC's losses decreased to $3.4 million in 1997 as compared to $4.0 million in 1996.

         In 1997, the Company incurred $1.4 million in software development costs related to its efforts to develop and commercialize the Company's CyBear /Trademark/ and AndaNet/trademark/ healthcare software applications.

         Interest income (expense), net primarily consists of interest income and interest expense. Interest income was $1.6 million in 1997 as compared to $1.2 million in 1996. The increase in interest income is the result of the higher level of cash, cash equivalents and investments available-for-sale during 1997 as compared to 1996, primarily the result of the Company's private placement transactions in June 1997 which generated net proceeds of $21.3 million. The Company invests in short-term investment grade interest bearing securities. Interest expense was $490,000 in 1997 as compared to $765,000 in 1996. The decrease was a result of a lower average level of borrowings under the Company's line of credit agreement during 1997 as compared to 1996. Such borrowings are utilized to fund the Company's distribution operations and the Company used a portion of the net proceeds from the June 1997 private placements to reduce the revolving line of credit balance.

         For 1997 and 1996, the Company was not required to provide for federal or state income taxes due to its net losses. As of December 31, 1997, for financial reporting purposes and federal income tax purposes, the Company has net operating loss carryforwards of approximately $19 million and $14 million, respectively, which, if not utilized, will begin to expire in 2008.

1996 AS COMPARED TO 1995

         Net sales from distributed products were $86.7 million in 1996, an increase of 71.8% or $36.3 million as compared to $50.5 million in 1995. The increase in net sales from distributed products reflects the Company's increased penetration of the generic market. Gross profit on net sales from distributed products was $14.3 million in 1996, an increase of 64.9%, as compared to $8.7 million in 1995. Gross profit on distributed products as a percentage of distribution revenues was 16.5% in 1996, as compared to 17.2% in 1995. The decrease in gross profit on distributed products as a percentage of net sales from distrubuted products is the result of continuing competition and pricing pressures within the generic industry. The Company expects that such competition and pricing pressures may reduce the Company's gross profit percentage on the net sales of distributed products in future periods.

         Selling, general and administrative expenses as a percentage of total revenues decreased to 15.2% in 1996 as compared to 17.1% in 1995. Selling, general and administrative expenses increased to $13.2 million in 1996, as compared to $8.6 million in 1995. This increase was primarily attributable to an increase in selling activities to support the increase in distribution revenues.

         Research and development expenses were $3.7 million in 1996, as compared to $3.3 million in 1995. Research and development expenses in 1996 include expenses related to the establishment of a commercial-scale manufacturing facility. Research and development expenses in 1996 and 1995 include provisions for anticipated litigation costs in connection with the ANDAs filed in 1995 for the Company's bioequivalent versions of Cardizem/registered trademark/CD and Dilacor XR/trademark/. Litigation with respect to Dilacor XR/trademark/ was settled, without prejudice, in December 1996. The filing of an ANDA for a bioequivalent version of a brand name pharmaceutical may result in litigation alleging infringement of patents covering the brand name pharmaceutical. Even though the Company believes that its drug delivery technologies and controlled-release products do not infringe on any patent rights held by others, the Company evaluates the probability of patent infringement litigation with respect to its ANDA submissions on a case by case basis and, accordingly, will reserve for anticipated legal expenses as it deems appropriate. Research and development expenses exclude the cost of services rendered to ANCIRC of $2.2 million in 1996 and $2.5 million in 1995.

         The Company's equity in losses of the joint venture was $2.0 million in 1996 as compared to $1.8 million in 1995. The Company's share of ANCIRC's losses was decreased from 60% to 50% effective October 30, 1995 in connection with an amendment to the ANCIRC agreement. ANCIRC's losses increased to $4.0 million in 1996 as compared to $3.2 million in 1995 primarily due to an increase in the research and development services rendered by Watson to ANCIRC during 1996.

         Interest income (expense), net primarily consists of interest income and interest expense. Interest income was $1.2 million in 1996 as compared to $250,000 in 1995. The increase in interest income is the result of the net increase in cash, cash equivalents and investments available-for-sale during 1996 and late 1995, primarily from the sale of shares of the Company's common stock. In June 1996, the Company completed its initial public offering ("IPO") generating net proceeds of $27.4 million. In August and December 1995, the Company sold shares of common stock to Watson for net proceeds of approximately $13.6 million. Interest expense was $765,000 in 1996 as compared to $636,000 in 1995. Although the interest rate on the Company's bank borrowings decreased effective January 1996 and October 1996, interest expense increased in 1996 as compared to 1995, due to a higher average level of borrowings during 1996. Such higher level of borrowings was required to finance the higher average level of working capital supporting the growth of the distribution operations.

         For 1996 and 1995, the Company was not required to provide for federal or state income taxes due to its net losses.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to June 1996, the Company financed its operations primarily through private placements of equity securities which generated net proceeds of $27.9 million and, to a lesser extent, through bank borrowings. In June 1996, the Company completed its IPO which generated net proceeds of $27.4 million. In June 1997, the Company completed two private placements which generated net proceeds of $21.3 million. As of December 31, 1997, Andrx had $25.5 million in cash, cash equivalents and investments available-for-sale and $45.1 million of working capital.

         Net cash used in operating activities was $16.6 million and $5.5 million in 1997 and 1996, respectively. Net cash used in operating activities in 1997 and 1996 was primarily attributable to research and development expenses and increases in accounts receivable and inventories, offset by increases in accounts payable and accrued liabilities.

         Net cash provided by investing activities was $291,000 in 1997 as compared to net cash used in investing activities of $33.8 million in 1996. In 1997, the Company invested $7.7 million in capital expenditures as compared to $6.9 million in 1996. The capital expenditures in 1997 and 1996 were primarily for the procurement of manufacturing equipment and construction of the Company's commercial-scale manufacturing facility. In 1997, $8.0 million of investments available-for-sale matured while in 1996 the Company purchased $26.9 million in investments available-for-sale. The Company invests in short-term investment grade interest bearing securities.

         Net cash provided by financing activities was $19.5 million and $28.9 million for 1997 and 1996, respectively. Net cash provided by financing activities for 1997 consisted primarily of net proceeds of $21.3 million from the private placements in June 1997 and also included net proceeds of $4.1 million from the exercise of stock options and warrants, offset by $5.9 million in net repayments under the Company's line of credit. Net cash provided by financing activities in 1996 consisted primarily of the net proceeds of $27.4 million from the IPO in June 1996, and net proceeds of $1.0 million from the exercise of stock options and warrants.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's revolving line of credit of $538,000 as of December 31, 1997 as compared to $6.5 million as of December 31, 1996. Borrowings under the line of credit are available for the financing of the Company's distribution operations, and are secured by all of the assets of that operation and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The line of credit agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. In October 1996, the Company amended the line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate (8.5% as of December 31, 1997) plus 1.5% to the prime rate plus 1.0%, the unused commitment fee was reduced from .5% to .25%, and under certain circumstances, the agreement permitted the payment of dividends, repayments and advances from the Company's distribution subsidiary to Andrx Corporation and its other subsidiaries. In October 1997, the Company further amended its line of credit whereby the interest rate was decreased from the prime rate plus 1.0% to the prime rate plus 0.5%. The Company used a portion of the net proceeds from the June 1997 private placement transactions to reduce the revolving line of credit balance.

         In September 1997, Andrx entered into the Stipulation with HMRI related to the HMR litigation. In the Stipulation, Andrx agreed that if the HMR Litigation is not concluded by the date the FDA grants final approval of the ANDA for the Company's bioequivalent version of Cardizem/registered trademark/CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued or other events occur. The Stipulation provides that upon receiving final FDA approval of its ANDA, Andrx will begin to receive interim payments from HMRI of $10.0 million quarterly which, absent certain defaults by Andrx, are non-refundable. These payments will continue until the HMR Litigation is concluded or other events occur. If Andrx prevails in the HMR Litigation, the payments will be increased retroactively by a lump sum payment, representing an agreed amount of profits that Andrx would have earned had it begun to sell its product upon receiving notice of final FDA approval of its ANDA. The Stipulation also provides Andrx with the option of licensing HMRI's patents covering Cardizem/registered trademark/CD at certain times.

         The Company anticipates that its cash requirements will continue to increase, due to expected increases in expenses related to the research and development of its controlled-release brand name and bioequivalent pharmaceutical products and the development and marketing of the Company's healthcare software products. These expenses include, but are not limited to, increases in personnel and personnel related costs and facilities expansion.

         The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations into 1998. Because the Company will use substantial funds for its product development efforts, including bioequivalence studies for its bioequivalent controlled-release product candidates, the expansion of the Company's program to develop brand name controlled-release products and for software development costs related to its healthcare software products, the Company expects negative cash flows and net losses to continue at least until it either receives final marketing approval for its bioequivalent version of Cardizem/registered trademark/CD and it begins to receive quarterly payments from HMRI of $10 million or the Company launches its version of Cardizem/registered trademark/CD. The Company will not receive final marketing approval until after either the HMR Litigation is resolved in Andrx's favor or July 3, 1998. The Company anticipates that during 1998 approximately $20 million will be used for research and product development activities related to bioequivalent and brand name controlled-release products (including the Company's share of the funding of the ANCIRC joint venture). The Company may need additional funding in order to continue research and development for its product candidates and to commercialize products after receipt of FDA approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when required or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs and software development or to license to third parties products or technologies that the Company would otherwise seek to develop and commercialize itself.

YEAR 2000 SYSTEMS COSTS

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. The Company is in the process of evaluating the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations. However, the Company cannot measure the impact that the year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board ("FASB") in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the provisions of SFAS No. 130 beginning January 1, 1998, as required.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued by the FASB in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the provisions of SFAS No. 131 beginning January 1, 1998, as required. Adoption of this standard will not have a material impact on the Company's existing reporting disclosures.

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements that involve a number of risks and uncertainties, the regulatory environment, fluctuations in operating results, capital spending, year 2000 issues and other risks described elsewhere in this Report and detailed from time to time in the Company's filings with the Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       ANDRX CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF
  ANDRX CORPORATION AND SUBSIDIARIES:

                                                                          PAGE

Report of Independent Certified Public Accountants                         F-2

Consolidated Balance Sheets
    as of December 31, 1997 and 1996                                       F-3

Consolidated Statements of Operations
    for the years ended December 31, 1997, 1996 and 1995                   F-4

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 1997, 1996 and 1995                   F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 1997, 1996 and 1995                   F-6

Notes to Consolidated Financial Statements                                 F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
    Andrx Corporation:

         We have audited the accompanying consolidated balance sheets of Andrx Corporation and subsidiaries (a Florida corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrx Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/S/ ARTHUR ANDERSEN LLP
-------------------------
    ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
   February 17, 1998 (except with respect to the matter discussed in Note 18, as to which the date is March 18, 1998).

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

               (in 000's, except for share and per share amounts)

                                                                                      DECEMBER 31,
                                                                     -----------------------------------------
                                                                           1997                        1996
                                                                     ----------------               ----------
ASSETS
Current assets
  Cash and cash equivalents                                            $      6,625                   $       3,428
  Investments available-for-sale                                             18,918                          26,892
  Accounts receivable, net of allowances of $1,589
    and $970 as of December 31, 1997
    and 1996, respectively                                                   22,632                          13,502
  Investment in and due from joint venture, net                                 416                             216
  Inventories                                                                25,901                          12,240
  Prepaid and other current assets                                              636                             461
                                                                        -----------                    ------------

     Total current assets                                                    75,128                          56,739

  Property and equipment, net                                                15,403                           9,724
  Other assets                                                                  314                              75
                                                                        -----------                    ------------

     Total assets                                                       $    90,845                    $     66,538
                                                                        ===========                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                      $    24,291                    $     13,839
  Accrued liabilities                                                         5,147                           3,374
  Bank loan                                                                     538                           6,461
  Notes payable                                                                   8                             102
                                                                        -----------                    ------------

      Total current liabilities                                              29,984                          23,776
                                                                        -----------                    ------------

Commitments and contingencies (Notes 11 and 16)

Shareholders' equity
  Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding as of December 31,
    1997 and 1996                                                                 -                               -
  Common stock; $0.001 par value, 25,000,000
    shares authorized; 14,856,700 and 13,417,500
    shares issued and outstanding as of December
    31, 1997 and 1996, respectively                                              15                              13
  Additional paid-in-capital                                                 82,954                          57,253
  Accumulated deficit                                                       (22,145)                        (14,509)
  Unrealized gain on investments available-for-sale                              37                               5
                                                                        -----------                     -----------

     Total shareholders' equity                                              60,861                          42,762
                                                                        -----------                     -----------

     Total liabilities and shareholders' equity                         $    90,845                     $    66,538
                                                                        ===========                     ===========


                The accompanying notes to consolidated financial statements are in integral part of these balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in 000's, except for share and per share amounts)

                                                                             YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                  1997                1996                1995
                                                          ------------------  ------------------  -------------------
Revenues
   Distributed products, net                              $         146,237   $          86,721   $            50,468
   Manufactured products, net                                         3,324                   -                     -
   Licensing revenues                                                   137                  50                   165
                                                          -----------------   -----------------   -------------------


Total revenues                                                      149,698              86,771                50,633
                                                          -----------------   -----------------   -------------------


Cost of revenues
   Distributed products                                             124,177              72,400                41,781
   Manufactured products                                                737                   -                     -
                                                          -----------------   -----------------   -------------------


Total cost of revenues                                              124,914              72,400                41,781
                                                          -----------------   -----------------   -------------------


Gross profit                                                         24,784              14,371                 8,852
                                                          -----------------   -----------------   -------------------

Operating expenses
    Selling, general and administrative                              18,734              13,178                 8,647
    Research and development                                          9,769               3,655                 3,255
    Idle manufacturing facility costs                                 1,888                   -                     -
    Equity in losses of joint venture                                 1,682               2,011                 1,840
    Software development                                              1,442                   -                     -
                                                          -----------------   -----------------   -------------------


Total operating expenses                                             33,515              18,844                13,742
                                                          -----------------   -----------------   -------------------

Loss from operations                                                 (8,731)             (4,473)               (4,890)


Interest income                                                       1,585               1,210                   250
Interest expense                                                       (490)               (765)                 (636)
Other income, net                                                         -                   -                    89
                                                          ------------------  ------------------  -------------------


Net loss                                                  $          (7,636)  $          (4,028)  $            (5,187)
                                                          ==================  ==================  ====================


Basic and diluted net loss per share                      $           (0.54)  $           (0.33)  $             (0.55)
                                                          ==================  ==================  ====================


Basic and diluted weighted average shares of
    common stock outstanding                                      14,213,100          12,148,000             9,446,800
                                                          ==================  ==================  ====================


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (in 000's, except for share and per share amounts)


                                                                                                     UNREALIZED
                                                                                                       GAIN ON
                                CONVERTIBLE                            ADDITIONAL                    INVESTMENTS        TOTAL
                              PREFERRED STOCK        COMMON STOCK       PAID-IN      ACCUMULATED   AVAILABLE-FOR-   SHAREHOLDERS'
                             SHARES     AMOUNT     SHARES    AMOUNT     CAPITAL        DEFICIT          SALE            EQUITY
                             -----------------     ----------------    ----------    -----------   --------------   -------------

BALANCE, DECEMBER 31, 1994     33,700  $     -    8,553,600  $    9    $   13,383    $    (5,294)  $            -   $       8,098

Shares of common  stock
  issued in connection
  with private placements           -        -    1,338,800       1        14,623              -                -          14,624
Shares of common stock
  issued in connection
  with conversion of
  shares of convertible
  preferred stock             (33,700)       -      674,200       1            (1)             -                -               -
Shares of common stock
  issued in connection
  with exercise of
  warrants                          -        -      154,500       -           772              -                -             772
Shares of common stock
  issued in connection
  with exercise of
  stock options                     -        -        6,000       -            18              -                -              18
Net loss                            -        -            -       -             -         (5,187)               -          (5,187)
                              -------  -------   ----------  ------    ----------    -----------   --------------   -------------

BALANCE, DECEMBER 31, 1995          -        -   10,727,100      11        28,795        (10,481)               -          18,325

Shares of common stock
  issued in connection
  with initial
  public offering                   -        -    2,530,000       2        27,428              -                -          27,430
Shares of common stock
  issued in connection
  with exercise of
  warrants                          -        -       28,100       -           204              -                -             204
Shares of common stock
  issued in connection
  with exercise of
  stock options                     -        -      132,300       -           826              -                -             826
Unrealized gain on
  investments
  available-for-sale                -        -            -       -             -              -                5               5
Net loss                            -        -            -       -             -         (4,028)               -          (4,028)
                              -------  -------   ----------  ------    ----------    -----------   --------------   -------------

BALANCE, DECEMBER 31, 1996          -        -   13,417,500      13        57,253        (14,509)               5          42,762

Shares of common stock
  issued in
  connection with private
  placements                        -        -      880,000       1        21,342              -                -          21,343
Shares of common stock
  issued in connection
  with exercise of
  warrants                          -        -      384,500       1         2,846              -                -           2,847
Shares of common stock
  issued in connection
  with exercise of
  stock options                     -        -      174,700       -         1,288              -                -           1,288
Options granted to
  consultants                       -        -            -       -           225              -                -             225
Unrealized gain on
  investments
  available-for-sale                -        -            -       -             -              -               32              32
Net loss                            -        -            -       -             -         (7,636)               -          (7,636)
                              -------  -------   ----------  ------    ----------    -----------   --------------   -------------

BALANCE, DECEMBER 31, 1997          -  $     -   14,856,700  $   15    $   82,954    $   (22,145)  $           37   $      60,861
                              =======  =======   ==========  ======    ==========    ===========   ==============   =============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (in 000's, except for share and per share amounts)


                                                                           YEARS  ENDED  DECEMBER  31,
                                                                 ---------------------------------------------
                                                                    1997             1996              1995
                                                                 ----------       ----------        ----------
Cash flows from operating activities
    Net loss                                                     $  (7,636)       $   (4,028)       $   (5,187)
    Adjustments to reconcile net loss to net cash
       used in operating activities
      Depreciation and amortization                                  2,036             1,017               902
      Provisions for doubtful accounts, net                            619               396               272
      Options granted to consultants                                   225                 -                 -
      Equity in losses of joint venture                              1,682             2,011             1,840
      Contributions to joint venture                                (1,800)           (2,506)           (1,200)
      Cancellation of note receivable--employee                          -                 -               100
      Increase in accounts receivable                               (9,749)           (5,634)           (3,940)
      (Increase) decrease in due from joint venture                    (82)              628              (630)
      Increase in inventories                                      (13,661)           (2,738)           (5,909)
      Increase in prepaid and other current assets                    (175)             (331)               (1)
      (Increase) decrease in other assets                             (239)               17                79
      Increase in accounts payable and accrued liabilities          12,225             5,629             6,315
                                                                 ---------        ----------        ----------

           Net cash used in operating activities                   (16,555)           (5,539)           (7,359)
                                                                 ---------        ----------        ----------
Cash flows from investing activities
    Purchases of property and equipment                             (7,715)           (6,909)           (1,525)
    Maturities (purchases) of investments available-for-sale, net    8,006           (26,887)                -
                                                                 ---------        ----------        ----------
           Net cash provided by (used in) investing activities         291           (33,796)           (1,525)
                                                                 ---------        ----------        ----------
Cash flows from financing activities
    Proceeds from issuance of shares of common stock                21,343            27,430            14,624
    Proceeds from exercise of stock options and warrants             4,135             1,030               790
    Net borrowings (repayments) under bank loan                     (5,923)              383             3,526
    Payment on notes payable                                           (94)             (423)              (91)
    Proceeds from notes payable                                          -               502                30
                                                                 ---------        ----------        ----------

            Net cash provided by financing activities               19,461            28,922            18,879
                                                                 ---------        ----------        ----------
Net increase (decrease) in cash and cash equivalents                 3,197           (10,413)            9,995
Cash and cash equivalents, beginning of year                         3,428            13,841             3,846
                                                                 ---------        ----------        ----------
Cash and cash equivalents, end of year                           $   6,625        $    3,428        $   13,841
                                                                 =========        ==========        ==========


Supplemental disclosure of cash paid during the year for:

      Interest                                                   $     490        $      765        $      636
                                                                 =========        ==========        ==========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)


(1) GENERAL

         Andrx Corporation and subsidiaries ("Andrx" or the "Company") was organized in August 1992 and in November 1992 commenced marketing and distributing generic pharmaceutical products manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent controlled-release pharmaceutical products utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-release products and internet based communications software products for healthcare providers. During 1997, the United States Food and Drug Administration ("FDA") granted final marketing approval of the Company's abbreviated new drug application ("ANDA") for a bioequivalent version of Dilacor XR/trademark/ and tentative approval of the Company's ANDA for a bioequivalent version of Cardizem/registered trademark/CD.

         In June 1996, the Company completed an initial public offering of 2,530,000 shares of the Company's common stock. The net proceeds of $27,430 are being used primarily for research and product development activities and for capital expenditures. In June 1997, the Company completed the sale of 880,000 shares of common stock in private placement transactions. The net proceeds of $21,343 are being used by Andrx to reduce the outstanding principal balance on the Company's line of credit, to fund additional research and development and for working capital and general corporate purposes.

         The Company is subject to the risks and uncertainties associated with a drug delivery company which has only recently commercialized its first product, including a history of net losses, some unproven technologies, limited manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, the Company is subject to the risks and uncertainties associated with all drug delivery companies, including compliance with government regulations and the possibility of patent infringement litigation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Andrx Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         The most significant estimates made by management include the provision for doubtful accounts receivable, inventory writedowns, discounts and rebates to customers, returns, pricing adjustments and other adjustments related to sales of products, and provisions for litigation (see Note 16). Management periodically evaluates estimates used in the appropriation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)


CASH AND CASH EQUIVALENTS

         All highly liquid investments with an original maturity of three months or less are considered cash equivalents and are carried at cost.

INVESTMENTS AVAILABLE-FOR-SALE

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, and (iii) available-for-sale securities. The Company classifies its investments as available-for-sale and, accordingly, any unrealized gain or loss is reported as a separate component of shareholders' equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

INVENTORIES

         Inventories of pharmaceutical products consist of finished goods held for distribution, and raw materials, work in process and finished goods of manufactured products. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and allowances.

PROPERTY AND EQUIPMENT, NET

         Property and equipment are recorded at cost, less accumulated depreciation or amortization. Depreciation or amortization is provided using the straight-line method over the following estimated useful lives:

                           Manufacturing equipment            10 years
                           Laboratory equipment               5 years
                           Leasehold improvements             Term of lease
                           Computer hardware and software     3 years
                           Furniture and fixtures             5 years

         Major renewals and betterments are capitalized, while maintenance, repairs and minor renewals are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company utilizes the provision of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the book value of the asset would be compared to the market value or expected future cash flow value. The Company adopted the provisions of SFAS No. 121 for the year ended December 31, 1996, as required. Such provisions had no impact on the Company's financial position or results of operations as of or for the years ended December 31, 1997 and 1996.

REVENUE RECOGNITION

         Revenues and the related cost of revenues for distributed products and manufactured products are recognized at the time a product is shipped. Provisions for discounts and rebates to customers, and returns, pricing adjustments and other adjustments related to sales are provided in the same period the

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)


related sales are recorded. Licensing revenue is recognized when earned in accordance with the terms of the underlying agreements (see Note 9).

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements. Research and development expenses exclude the cost of research development services rendered to ANCIRC Pharmaceuticals (see Note 10). Research and development costs are expensed as incurred.

IDLE MANUFACTURING FACILITY COSTS

         During 1997, the Company commenced its commercial-scale manufacturing operation and incurred manufacturing costs in excess of the amount which were absorbed as a component of inventory based on the levels of production. Accordingly, such idle manufacturing facility costs were expensed as incurred (see Note 8).

SOFTWARE DEVELOPMENT COSTS

         Software development costs consist of costs related to the development of computer software to be marketed and for internal use. Software development costs incurred during the year ended 1997, were classified as development and were expensed as incurred.

STOCK-BASED COMPENSATION

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued to employees under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are applied, pro forma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the years ended December 31, 1997, 1996 and 1995, the Company recognized compensation costs under the provisions of APB No. 25, and the Company has provided the expanded disclosure required by SFAS No. 123 (see Note 14).

INCOME TAXES

         The provisions of SFAS No. 109, "Accounting for Income Taxes", require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of said benefits is "more likely than not" (see Note 6).

NET LOSS PER SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes APB No. 15, "Earnings Per Share", and specifies the computation, presentation and disclosure requirements for earnings or loss per share. The provisions of SFAS No. 128 are effective for financial statements for both interim and annual periods ended after December 15, 1997. The Company adopted the provisions of SFAS No. 128, as required. Due to the Company's history of net losses, the restatement provisions of SFAS No. 128 do not impact the Company's prior periods' losses per share.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)


         For the years ended December 31, 1997 and 1996 basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in diluted loss per share.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the 12-month period prior to a public offering are required to be included in the calculation of basic and diluted earnings or loss per share as if they were outstanding for all periods presented prior to the offering (using the treasury stock method and the initial public offering price). Accordingly, the basic and diluted weighted average number of shares of common stock outstanding for the year ended December 31, 1995 have been adjusted to reflect the impact of such additional common and common equivalent shares issued below the initial public offering price.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1997 and 1996, the carrying amount of cash and cash equivalents, investments available-for-sale, accounts receivable, net, accounts payable, accrued liabilities, bank loan, and notes payable approximate fair value due to the short maturity of these instruments.

CONCENTRATION OF CREDIT RISK

         The Company invests in U.S. Treasury and government agency securities, and debt instruments of corporations with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.

         Accounts receivable are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups and wholesalers and distributors. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. The Company performs periodic credit evaluations of its customers and maintains allowances for potential credit losses.

         The Company has no significant off-balance sheet concentration of credit risk.

COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income", was issued by the FASB in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the provisions of SFAS No. 130 beginning January 1, 1998, as required.

BUSINESS SEGMENT

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued by the FASB in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will adopt the provisions of SFAS No. 131 beginning January 1, 1998, as required. Adoption of the provisions of this standard will not have a material impact on the Company's existing reporting disclosures.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)


(3) INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following:

                                          DECEMBER 31, 1997
                                          -----------------
                                                         GROSS
                                       AMORTIZED       UNREALIZED
                                         COST             GAINS                NET
                                         ----             -----                ---
       U.S. Treasury and
       government agencies       $       17,879       $         30        $   17,909

       Corporate bonds                    1,002                  7             1,009
                                 --------------       ------------        ----------

                                 $       18,881       $         37        $   18,918
                                 ==============       ============        ==========


                                           DECEMBER 31, 1996
                                           -----------------
                                                         GROSS
                                AMORTIZED              UNREALIZED
                                   COST                  GAINS                NET
                                   ----                  -----                ---
       U.S. Treasury and
       government agencies       $       21,291       $          5        $   21,296

       Corporate bonds                    5,596                  -             5,596
                                 --------------       ------------        ----------
                                 $       26,887       $          5        $   26,892
                                 ==============       ============        ==========

(4) INVENTORIES

         Inventories consist of the following:

                                                                      DECEMBER 31,
                                                                      ------------
                                                         1997                              1996
                                                         ----                              ----

Raw materials                                         $      2,511                      $      377
Work in process                                                573                              -
Finished goods                                              22,817                          11,863
                                                      ------------                      ----------
Total inventories                                     $     25,901                      $   12,240
                                                      ============                      ==========

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)

(5) PROPERTY AND EQUIPMENT, NET

         Property and equipment are summarized as follows:

                                                         DECEMBER 31,
                                                 1997                   1996
                                                 ----                   ----

Manufacturing equipment                     $     6,137              $   3,924
Laboratory equipment                              2,283                  1,622
Leasehold improvements                            5,979                  3,781
Computer hardware and software                    3,784                  1,755
Furniture and fixtures                            1,521                    907
                                            -----------              ---------

                                                 19,704                 11,989
Less: accumulated depreciation
   and amortization                              (4,301)                (2,265)
                                            -----------              ----------

Property and equipment, net                 $    15,403              $   9,724
                                            ===========              =========



(6) INCOME TAXES

         For the years ended December 31, 1997, 1996 and 1995, the Company was not required to provide for federal or state income taxes due to its net losses. Under the provisions of SFAS No. 109, the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards given the Company's history of net losses. As of December 31, 1997, for financial reporting purposes and federal income tax purposes, the Company has net operating loss carryforwards of approximately $19 million and $14 million, respectively, which if not utilized, will expire beginning in 2008. Net operating loss carryforwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

(7) BANK LOAN

         In January 1996, Anda Generics, Inc. ("Generics"), the Company's wholly owned subsidiary engaged in the distribution of pharmaceutical products, increased the maximum amount available under an existing line of credit from $8,000 to $10,000 and the interest rate was decreased from the prime rate (8.5% as of December 31, 1997) plus 2.0% to the prime rate plus 1.5%. In October 1996, the Company amended its line of credit agreement whereby, amongst other things, the interest rate was decreased from the prime rate plus 1.5% to the prime rate plus 1.0%, the unused commitment fee was reduced from .5% to .25% and, under certain circumstances, the agreement permitted the payment of dividends, repayments and advances from Generics to Andrx Corporation and its other subsidiaries. In October 1997, the Company further amended its line of credit agreement whereby the interest rate was decreased from the prime rate plus 1.0% to the prime rate plus .5%.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)


         Borrowings under the line of credit are available for financing Generics' operations, are secured by all the assets of that operation and are subject to a borrowing base related to the value of Generics' accounts receivable and inventories. The loan is guaranteed by Andrx Corporation and its other subsidiaries. The agreement requires compliance with certain covenants including the maintenance of minimum working capital and net worth levels by Generics. As of December 31, 1997, the Company was in compliance with all of the covenants of this line of credit agreement.

(8) MANUFACTURED PRODUCTS

         In 1995 the Company commenced construction of its manufacturing facility and procurement of the related manufacturing equipment required in connection with its ANDAs for bioequivalent versions of Cardizem/registered trademark/CD and Dilacor XR/trademark/. The Company commenced limited utilization of its facility with the commercial-scale production of its version of Dilacor XR/trademark/ in the second quarter of 1997, in anticipation of obtaining FDA marketing approval, and commenced sales of that product on October 10, 1997, when FDA marketing approval was obtained. Expenses associated with the production of Dilacor XR/trademark/ are included as a component of "Inventories" in the accompanying consolidated balance sheets or as "Cost of revenues-Manufactured products" in the accompanying consolidated statements of operations, as appropriate. While the FDA has tentatively approved the Company's ANDA for its bioequivalent version of Cardizem/registered trademark/CD, the Company has not commenced significant commercial-scale production of this product due to the pending litigation (see Note 16). As a result of the limited utilization of the manufacturing facility, costs not related to current production, primarily facility costs, are expensed as incurred and are reflected as "Idle manufacturing facility costs" in the accompanying consolidated statements of operations.

(9) LICENSING AGREEMENTS

         In April 1996, the Company entered into a collaboration agreement for the development of a brand name controlled-release pharmaceutical product with Sepracor, Inc. ("Sepracor"). Pursuant to this agreement, Andrx is using one of its controlled-release drug delivery technologies to formulate a once-a-day version of fexofenadine (previously known as terfenadine carboxylate), an antihistamine being developed by Sepracor. A twice-a-day version of this drug was approved by the FDA in 1996, and is marketed in the U.S. under the brand name Allegra/registered trademark/ by Hoechst Marion Roussel, Inc. Under the development agreement with Sepracor, the Company is responsible for developing a formulation of the product and transferring such technology to Sepracor who will be responsible for obtaining FDA approval for the product and the commercialization of the product. The Company has received certain fees under the development agreement and will be entitled to receive royalties from the sale or license of the product.

         In December 1996, Andrx entered into a worldwide licensing agreement with ASTA Medica, AG ("Asta Medica"), a subsidiary of Degussa, AG, for the use of dilazep, an orally administered drug to be used in the treatment of cancer. Under the terms of the agreement, ASTA Medica will be responsible for clinical development, the filing of a New Drug Application ("NDA") and the commercialization of the product. Andrx will receive a royalty from ASTA Medica based on the worldwide net sales or license of the product and will be responsible for certain royalty payments related thereto. Andrx originally licensed this technology, which has now been patented, from The UAB Research Foundation.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)



         In September 1997, Andrx entered into an agreement to assist an affiliate of Bayer Corporation in the development of a new product. This agreement contemplates that one of Andrx's drug delivery technologies will be combined with the Bayer affiliate's technologies in order to create an over-the-counter product. The Company received certain fees under this agreement and will be entitled to receive royalties from the sale or license of the product.

(10) JOINT VENTURE

         In July 1994, the Company and Circa Pharmaceuticals, Inc., now a wholly owned subsidiary of Watson Pharmaceuticals, Inc. ("Watson") (the Company and Watson are hereafter collectively referred to as the "Partners"), formed ANCIRC Pharmaceuticals, a joint venture to develop, manufacture and market up to six bioequivalent controlled-release pharmaceutical products (the "joint venture" or "ANCIRC"). Watson also acquired an equity interest in the Company in exchange for a payment of $6,000. In addition, Watson may acquire a further equity interest by the exercise of certain warrants (see Note 13). The agreement between the Partners contemplates that Andrx Pharmaceuticals, Inc. ("Pharmaceuticals"), a wholly owned subsidiary of the Company, will perform the research and development formulations for the joint venture products, that Generics will market and distribute ANCIRC's products following FDA approval, and that Watson will provide the regulatory support for the joint venture products and will manufacture the ANCIRC products. ANCIRC has filed ANDAs for two controlled-release products.

         Capital contributions to, distributions from and net income or loss generated by ANCIRC are allocated in proportion to the respective Partners' interest in the joint venture. Such interests were originally 60% to Andrx and 40% to Watson. On October 30, 1995, in connection with Watson's purchase of additional shares of common stock of Andrx (see Note 13), the Partners amended the joint venture agreement to modify each Partner's respective interest to 50% and increased the amount of products to be developed for ANCIRC to eight. Under the terms of the amendment to the joint venture agreement, Watson was not required to contribute additional capital to ANCIRC to equalize the partners' capital accounts as of the amendment date. The Partners' capital accounts will be equalized in future periods out of net cash flow or upon liquidation, to the extent funds are available.

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

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)

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

         Condensed balance sheet and statement of operations information for ANCIRC is as follows:

                                                           DECEMBER 31,
                                                      1997              1996
                                                  ------------       ----------
Cash and cash equivalents                         $        416       $      701
Inventories                                                312                -
Laboratory equipment, net                                  237               25
                                                  ------------       ----------
     Total assets                                 $        965       $      726
                                                  ============       ==========

Current liabilities                               $      1,050       $    1,048
Partners' deficit                                          (85)            (322)
                                                  ------------       ----------
     Total liabilities and partners' deficit      $        965       $      726
                                                  ============       ==========


                                CUMULATIVE
                                  PERIOD                                       YEARS ENDED
                              FROM INCEPTION                                   DECEMBER 31,
                             (JULY 8, 1994) TO           ---------------------------------------------------
                             DECEMBER 31, 1997           1997                    1996                   1995
                             -----------------           ----                    ----                   ----
Research and development
expenses                        $   11,142            $   3,392                $  4,039              $  3,184
                                ==========            =========                ========              ========

Net loss                        $  (11,086)           $ ( 3,363)               $ (4,022)             $ (3,174)
                                ==========            === =====                ========              ========

         For the years ended December 31, 1997, 1996 and 1995, Pharmaceuticals rendered research and development services to ANCIRC of $1,143, $2,206, and $2,529, respectively. These services were provided at cost, which includes research and development overhead allocations. As of December 31, 1997 and 1996, the Company was due $458 and $376, respectively, from ANCIRC for research and development services rendered and such amounts are included in "Investment in and due from joint venture, net" in the consolidated balance sheets. The Company is committed to the funding of ANCIRC's future operations. In 1998, each Partner made a capital contribution of $600 to ANCIRC, the proceeds of which were utilized by ANCIRC to pay the Partners' and unrelated third party vendors' outstanding balances for services rendered through December 31, 1997, including $458 owed to the Company.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)



(11) COMMITMENTS

OPERATING LEASES

         The Company leases manufacturing, laboratory, warehouse and office space, and various equipment under operating leases. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year, as of December 31, 1997:

                           1998                    $    812
                           1999                         833
                           2000                         804
                           2001                         770
                           2002                         772
                           Thereafter                   325
                                                  ---------

                                                   $  4,316
                                                   ========

         Rent expense amounted to $969, $446 and $210 for the years ended December 31, 1997, 1996 and 1995, respectively.

(12) RELATED PARTY TRANSACTIONS

         The Company is party to a royalty agreement with Dr. Chih-Ming J. Chen, Pharmaceuticals' President, which provides for royalties to Dr. Chen upon the sale of certain products, including Cardizem/registered trademark/CD, for which the Company received tentative approval in 1997 from the FDA. Cardizem/registered trademark/CD is not currently being sold or marketed (see
Note 16). The Company is no longer attempting to develop the other product included in that agreement, as the reference brand product is no longer being marketed. In 1996, the Board of Directors canceled Dr. Chen's obligation to repay a $100 loan and the related accrued interest as a bonus for the submission of one of the Company's ANDAs in 1995. Accordingly, for the year ended December 31, 1995, the Company recorded $107 of compensation expense in the accompanying consolidated statements of operations.

         During 1995, the management of the Company determined that the net outstanding accounts receivable balance of $52 due from Pharmacy Services Group, Inc. ("PSG"), a pharmacy benefits management and mail order marketing company, and note receivable of $250 were uncollectible, and the Company wrote-off these balances. PSG was a customer of the Company's distribution operations and was controlled by a former principal shareholder of the Company. In addition, the Company's Chairman of the Board and President each owned less than 1% of PSG's outstanding shares of common stock.

         For the years ended December 31, 1996 and 1995, revenues from distributed products of approximately $119 and $579, respectively, were generated from related parties, which were owned in part by the Company's Chairman of the Board. During 1995, management provided an allowance and wrote-off the net outstanding accounts receivable balance of $157.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)



(13)     SHAREHOLDERS' EQUITY

         On April 30, 1995, 33,700 shares of the Company's convertible preferred stock held by Watson automatically converted into 674,200 shares of common stock. Watson also owns a warrant to acquire up to 337,100 shares of the Company's common stock, which is exercisable in whole or in part until July 8, 1999 at an exercise price of $8.90 per share. Watson has certain registration rights under the Securities Act of 1933, as amended, related to this common stock, including the shares to be acquired upon exercise of the warrant. The issuance of the shares of convertible preferred stock was associated with a joint venture agreement between the Company and Watson (see Note 10).

         In August 1995, the Company issued 90,900 shares of common stock in a private placement transaction with Watson at $11.00 per share for an aggregate consideration of $1,000. In December 1995, the Company issued 1,144,900 shares of common stock in a private transaction with Watson at $11.00 per share for an aggregate consideration of $12,594. Watson's registration rights were extended to include the 1,235,800 shares of common stock purchased from the Company as well as 181,800 shares of common stock purchased from certain of the Company's principals in 1996. In conjunction with these transactions, the Company and Watson amended the terms of the joint venture agreement (see Note 10).

         In June 1996, the Company completed its initial public offering of 2,530,000 shares of the Company's common stock at a price of $12.00 per share. The net proceeds from the sale of such stock totaled approximately $27.4 million.

         In June 1997, Capital Research and Management Company ("Capital"), an investment management firm, purchased 730,000 shares of common stock and Watson purchased 150,000 shares of common stock. The purchase price paid by each of Capital and Watson was $25.50 per share, the closing price of Andrx's common stock on June 11, 1997. In a contemporaneous transaction, certain of the Company's principals also sold a total of 450,000 shares of Andrx common stock to Watson on the same terms and conditions. Capital and Watson were granted certain registration rights under the Securities Act of 1933, as amended, with respect to the shares purchased. In addition, Capital entered into a lock-up agreement, pursuant to which it agreed not to sell the shares it purchased for a period of at least one year, without the Company's prior written consent. Watson entered into a standstill agreement with the Company pursuant to which it agreed, among other matters, not to acquire more than a 25.0% equity interest in the Company or to engage in certain transactions with the Company (including a merger), prior to June 13, 2000, without the prior approval of the Company's board of directors.

(14) STOCK INCENTIVE PLAN

         Under the Company's stock incentive plan as amended (the "Plan") the Company's Board of Directors or its compensation committee (the "Committee") is authorized to grant stock options, stock appreciation rights, restricted stock, deferred stock, performance units, loans and tax offset payments or any combination thereof, to employees, consultants or advisors of the Company. The terms for, and exercise price at which any stock option may be awarded is to be determined by the Committee. Options granted under the Plan must be exercised within ten years of grant, unless a shorter period is designated at the time of grant. Options cannot be awarded under the Plan after February 26, 2003. In 1997, the Company's Board of Directors and shareholders approved an increase in the number of shares available for grant under the Plan to 2,000,000.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)

         The Company accounts for options granted to employees under the Plan in accordance with the provisions of APB No. 25. Each stock option has an exercise price equal to the market price on the date of grant and, accordingly, no compensation expense has been recorded for any stock option grants.

         A summary of the Plan's activity is as follows:


                                                                  OUTSTANDING                                     EXERCISABLE
                                              --------------------------------------------------------     ----------------------
                                                NUMBER
                                                  OF                       EXERCISE PRICE PER SHARE                     WTD. AVG.
                                                SHARES               ---------------------------------                  EXERCISE
                                              UNDER OPTION           LOW         HIGH        WTD. AVG.     SHARES        PRICE
                                              ------------           ---         ----        ---------     ------        -----

DECEMBER 31, 1994                                636,375         $   3.00     $   9.00     $   6.22        109,000      $  4.65
Granted                                          210,250             7.25        11.00         9.14
Exercised                                         (6,000)            3.00         3.00         3.00
Forfeited                                        (74,000)            3.00         8.00         7.10
                                              ------------
DECEMBER 31, 1995                                766,625             3.00        11.00         6.96        307,875         5.95
Granted                                          378,325            11.00        14.50        12.27
Exercised                                       (132,287)            3.00        11.00         6.25
Forfeited                                        (98,313)            3.00        14.44        10.86
                                              ------------
DECEMBER 31, 1996                                914,350             3.00        14.50         8.85        463,570         6.67
Granted                                          259,900            20.00        37.88        25.19
Exercised                                       (170,164)            3.00        14.00         7.33
Forfeited                                        (43,249)            6.50        37.88        22.60
                                              ------------
DECEMBER 31, 1997                                960,837             3.00        37.88        12.92        495,729         8.97
                                              ============

                               OPTIONS OUTSTANDING AT                                    EXERCISABLE  OPTIONS AT
                                  DECEMBER 31, 1997                                         DECEMBER 31, 1997
------------------------------------------------------------------------------         --------------------------
                                                                                                         WEIGHTED
       RANGE OF                              WEIGHTED AVG.       WEIGHTED AVG.                             AVG.
       EXERCISE                             REMAINING LIFE          EXERCISE                             EXERCISE
        PRICES               SHARES             (YEARS)              PRICE             SHARES             PRICE
--------------------        -------             -------           ----------           -------         ----------
$  3.00 - $  7.25           330,250               5.6             $    6.37            305,750         $    6.32
$  8.00 - $ 14.00           388,687               5.8                 11.35            155,854             10.65
$ 14.50 - $ 37.88           241,900               6.8                 24.36             34,125             24.96
                            -------               ---             ---------            -------         ---------
                            960,837               6.0             $   12.92            495,729         $    8.97
                            =======               ===             =========            =======         =========

         The range of weighted average fair value per share as of the grant date was $5.72 to $12.85 and $3.46 to $10.31 for stock options granted during the years ended December 31, 1997 and 1996, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)

         The fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                           YEARS ENDED DECEMBER 31,
                                           ------------------------
                                         1997        1996        1995
                                         ----        ----        ----

Risk-free interest rate                  5.3%        5.8%         5.8%
Average life of options (years)          4.9         5.5          5.6
Average volatility                        48%         68%          67%
Dividend yield                            -           -            -

         The following table summarizes the pro forma consolidated results of operations of the Company as though the provision of the fair value based accounting method of SFAS No. 123 had been used in accounting for stock options.

                                                                      YEARS ENDED DECEMBER  31,
                                                                      -------------------------
                                                             1997                 1996                1995
                                                             ----                 ----                ----

Basic and diluted
    net loss                   As reported              $   (7,636)             $(4,028)            $(5,187)
                                                        ==========              =======             =======

                               Pro forma                $   (9,317)             $(5,108)            $(5,492)
                                                        ==========              =======             =======

Basic and diluted
    net loss per share         As reported              $    (0.54)             $ (0.33)            $ (0.55)
                                                        ==========              =======             =======

                               Pro forma                $    (0.66)             $ (0.42)            $ (0.58)
                                                        ==========              =======             =======

(15) 401(K) PLAN

         In February 1995, the Company adopted a 401(k) retirement plan covering substantially all of its employees. Monthly contributions to the retirement plan are made by the Company based upon the employees' contributions to the plan. During the years ended December 31, 1997, 1996 and 1995, the Company contributed $160, $86 and $64, respectively, to the 401(k) retirement plan.

(16) LITIGATION

         In January 1996, Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "Hoechst"), filed suit against the Company claiming patent infringement as a result of the Company's ANDA filing with the FDA in late 1995 for a bioequivalent version of Cardizem/registered trademark/CD. The Company responded to these claims by denying infringement, raising various other defenses and by filing certain counterclaims against Hoechst. While the Company believes its product does not infringe upon any of the patents held in connection with the branded product and that it has meritorious defenses against this suit, the ultimate resolution of this matter is not currently known and as described below, has delayed the Company from obtaining final FDA approval of the ANDA for the Company's bioequivalent version of Cardizem/registered trademark/CD. Although the Company believes it has adequately provided for such matter based on currently available information, the Company may incur additional litigation costs in future periods which may be material to the Company's results of operations and financial position.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

               (in 000's, except for share and per share amounts)



         In September 1997, Andrx received tentative FDA approval of the ANDA for its bioequivalent version of Cardizem/registered trademark/CD. Such approval is tentative because as a result of the pending patent infringement litigation brought by Hoechst, the FDA may not grant final approval of the ANDA for Andrx's product until after either the lawsuit is resolved in Andrx's favor or July 3, 1998 (30 months after Hoechst received Andrx's certification that its product does not infringe the patents listed for Cardizem/registered trademark/CD).

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst related to the Hoechst litigation. In the Stipulation, Andrx agreed that if the Hoechst litigation is not concluded by the date the FDA grants final approval of the ANDA for the Company's bioequivalent version of Cardizem/registered trademark/CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued. The Stipulation provides that upon receiving final FDA approval of its ANDA, Andrx will begin to receive interim payments from Hoechst of $10.0 million quarterly which, absent certain defaults by Andrx, are non-refundable. These payments will continue until the Hoechst litigation is concluded or other events occur. If Andrx prevails in the Hoechst litigation, the payments will be increased retroactively by a lump sum payment, representing an agreed amount of profits that Andrx would have earned had it begun to sell its product upon receiving final FDA approval of its ANDA. The Stipulation also provides Andrx with the option of licensing Hoechst's patents covering Cardizem/registered trademark/CD at various times throughout the period of the agreement.

         In May 1996, Rhone-Poulenc Rorer, Inc. and Jagotec AG (collectively "RPR"), commenced a lawsuit against the Company claiming patent infringement as a result of the Company's ANDA filing with the FDA in late 1995 for a bioequivalent version of Dilacor XR/trademark/. The Company denied infringement and raised various other defenses in this claim. In December 1996, RPR agreed to dismiss the patent infringement lawsuit and the parties signed a settlement agreement which provided for the dismissal, without prejudice, of all claims and counterclaims in the lawsuit. An Order of Dismissal was entered by the U.S. District Court judge on January 7, 1997.

         Patent infringement claims of this nature may be made by other pharmaceutical companies in connection with the Company's filing of other ANDAs or NDAs with the FDA. The Company evaluates the probability of patent infringement litigation with respect to each of its ANDA and NDA submissions on a case by case basis. Accordingly, the Company has provided for estimated litigation costs, as appropriate. Although the Company believes it has adequately provided for such matters based on currently available information, the Company may incur additional litigation costs in future years which may be material to the Company's results of operations and financial position.

         In January 1998, the Company filed an action against the FDA, Biovail Corporation International and Faulding, Inc., related to the FDA's interpretation of certain provisions of the Drug Price Competition and Patent Restoration Act of 1984 (the "Waxman-Hatch Amendments"). The Company seeks, among other things, a final injunction requiring the FDA to provide the Company a 180-day period of marketing exclusivity for its bioequivalent version of Cardizem/registered trademark/CD and its Dilacor XR/trademark/. On March 26, 1996, a federal district court in Washington, D.C. entered a temporary restraining order prohibiting Mylan Pharmaceuticals, Inc. from shipping or otherwise distributing its bioequivalent version of Dilacor XR/trademark/.

         In May 1997, a former employee of the Company filed a suit against the Company claiming he is entitled to receive, pursuant to the terms of his employment arrangement with the Company, a royalty equal to 1% of the gross revenues from certain products under development by the Company. Such products include the bioequivalent version of Dilacor XR/trademark/, which was launched by the Company on October 10, 1997 and the bioequivalent version of Cardizem/registered trademark/CD. The Company has filed an answer and certain affirmative defenses to the suit and specifically has denied the products of the Company in question were developed by the former employee. The Company believes that this suit is without merit, intends to vigorously defend it and believes that the outcome will not be material to the Company's results of operations and financial position.

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995
               (in 000's, except for share and per share amounts)


(17) SELECTED QUARTERLY DATA (UNAUDITED)

                                  MARCH 31,           JUNE 30,           SEPTEMBER 30,         DECEMBER 31,
                                  ---------           --------           -------------         ------------
1997
----

Total revenues                    $  30,661           $  32,559               $  42,661             $  43,817
Gross profit                      $   4,772           $   4,901               $   6,159             $   8,952
Net loss                          $  (1,402)          $  (2,261)              $  (2,865)            $  (1,108)
Basic and diluted net
  loss per share                  $   (0.10)          $   (0.16)              $   (0.19)            $   (0.07)

1996
----

Total revenues                    $  18,039           $  19,737               $  23,321             $  25,674
Gross profit                      $   2,991           $   3,287               $   3,844             $   4,249
Net loss                          $    (722)          $  (1,163)              $  (1,018)            $  (1,125)
Basic and diluted net
  loss per share                  $   (0.07)          $   (0.10)              $   (0.08)            $   (0.08)


(18) SUBSEQUENT EVENT

         On March 18, 1998 the Company received a letter from counsel for Cymedix Lynx Corporation ("Cymedix") alleging the theft and unlawful appropriation by Andrx and certain of its directors, officers and employees of certain computer medical software and internet medical communications technology allegedly owned by Cymedix. The letter demands trebled damages totaling $396,600 pursuant to the civil theft provisions of Florida law, and also alleges claims under Florida's Racketeer Influenced and Corrupt Organization Act and certain other provisions of federal and state law. The Company believes that Cymedix's accusations and threatened claims have no basis in substantial fact or legal support and intends to vigorously defend these accusations and claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters since January 1, 1995.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the directors and executive officers of the Company:

NAME                                             AGE                         POSITION
----                                             ---                         --------

Alan P. Cohen(1)                                43             Chairman of the Board and Chief Executive
                                                                  Officer and Director
Elliot F. Hahn, Ph.D.(1)                        53             President and Director
Chih-Ming J. Chen, Ph.D.(1)                     46             Vice President, Chief Scientist and Director
Randy Glover                                    55             Vice President of Operations
Scott Lodin                                     42             Vice President, General Counsel and Secretary
Angelo C. Malahias                              36             Vice President and Chief Financial Officer
Rep. Elaine Bloom(2)                            60             Director
Irwin C. Gerson(3)                              68             Director
Elliot Levine(2)                                61             Director
Michael A. Schwartz, Ph.D.(3)                   67             Director
Melvin Sharoky, M.D.(1)                         47             Director

-------------------------

(1) Member of Executive Committee.
(2) Member of Audit Committee.
(3) Member of Compensation Committee.

         ALAN P. COHEN is Chairman of the Board, Chief Executive Officer and a director of Andrx, which he founded in August 1992. He is a graduate of the University of Florida and is a registered pharmacist. In 1984, Mr. Cohen founded Best Generics, Inc., a generic drug distribution firm ("Best"), which was sold to IVAX Corporation ("IVAX") in 1988. Mr. Cohen served as President of Best from April 1989 until June 1990. Alan P. Cohen and certain members of his family controlled Corner Drugstore, Inc., a privately-held retail drugstore chain, which was a shareholder and a customer of the Company. Corner Drugstore, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code in December 1994.

         DR. ELLIOT F. HAHN has been President and a director of Andrx since February 1993. From June 1990 to February 1993, Dr. Hahn was employed as Vice President, Scientific Affairs of IVAX, where he was involved in the evaluation and international licensing of product opportunities and was responsible for maintaining the intellectual property of IVAX. From 1988 to 1993, Dr. Hahn also served as the Vice President of Research of Baker Norton Pharmaceuticals, a subsidiary of IVAX. Prior to that, he was an Associate Professor at The Rockefeller University from 1977 to 1988. From 1972 until 1977, Dr. Hahn was an Assistant Professor at Albert Einstein College of Medicine and a member of the Institute for Steroid Research at Montefiore Hospital in New York City. Since 1988, he has been an adjunct Associate Professor at the University of Miami School of Medicine. Dr. Hahn holds a B.S. degree from City College of New York and a Ph.D. degree in chemistry from Cornell University.

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

         RANDY GLOVER joined Andrx in March 1996 as Vice President of Operations, with responsibilities for all aspects of manufacturing. From 1991 to 1996, he was Vice President of Manufacturing at IVAX with responsibility for seven generic pharmaceutical manufacturing plants. From 1982 to 1991, Mr. Glover held senior manufacturing management positions with Key Pharmaceuticals, Inc. and Schering-Plough in Florida and Puerto Rico and was employed by the FDA from 1965 to 1981.

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

         REPRESENTATIVE ELAINE BLOOM, a director of Andrx since October 1993, is the former Speaker Pro-Tempore of the Florida House of Representatives, of which she has been a member from 1974 to 1978 and since 1986. She currently chairs the Joint Legislative Management Committee and serves on the Health Care, Aging and Human Services and Government Operations Committees.

         IRWIN C. GERSON, a director of Andrx since November 1993 and currently Chairman Emeritus, was the Chairman of the Lowe McAdams Healthcare division of the Interpublic Group (formerly William Douglas McAdams, Inc.), a health care marketing, communications and public relations company, from 1987 through January 1998. Mr. Gerson is a member of the board of trustees of academic institutions, including Long Island University, Albany College of Pharmacy and is Chairman of the Council of Overseers of the Arnold and Marie Schwartz College of Pharmacy. Mr. Gerson is also a director of Cytoclonal Pharmaceutics, Inc., a biotechnology company.

         ELLIOT LEVINE, a director of Andrx since January 1994, was Executive Vice President and Chief Financial Officer of Cheyenne Software, a developer and marketer of proprietary network software products, from September 1989 through November 1996. From February 1988 to September 1989, Mr. Levine was president of VTX Electronics, a distributor of electronic networking products, and, from March 1986 to February 1988, he was a Managing Director of Ladenburg, Thalmann & Co. Inc., an investment banking firm.

         DR. MICHAEL A. SCHWARTZ, a director of Andrx since November 1993, is currently Dean Emeritus and a Professor at the College of Pharmacy at the University of Florida having served as Dean of that college from April 1978 through May 1996.

         DR. MELVIN SHAROKY, a director of Andrx since November 1995, has been a director of Watson since July 1995. From July 1995 through January 1998, Dr. Sharoky was President of Watson. From February 1993 through January 1998, Dr. Sharoky served as the President and Chief Executive Officer of Circa. Dr. Sharoky serves on Andrx's Board of Directors as the designee of Watson. Pursuant to the agreements entered into with Watson in connection with its equity investment in the Company, Watson has the right to designate one member of the Company's Board of Directors for the term expiring in 1999.

         The Company's Articles provide that the Board of Directors is divided into three classes and directors serve staggered three-year terms. Dr. Elliot F. Hahn, Elaine Bloom and Elliot Levine will hold office until the annual meeting of shareholders to be held in 1998, Alan P. Cohen and Dr. Melvin Sharoky will hold office until the 1999 annual meeting and Dr. Chih-Ming J. Chen, Irwin C. Gerson and Dr. Michael A. Schwartz will hold office until the 2000 annual meeting.

DIRECTOR COMPENSATION

         Non-employee directors do not receive cash compensation for their services, although they are each granted stock options under the Stock Incentive Plan to purchase 7,000 shares of Common Stock on June 1 of each year. The initial 7,000 share annual grants, which were made to existing non-employee directors on June 1, 1996, were adjusted based on prior options granted to give effect to prior periods of service. Each new non-employee director will be granted an option on the date such person becomes a director (the "Appointment Date") to purchase that number of shares equal to 7,000 multiplied by a fraction, the numerator of which is the number of full months between the Appointment Date and the following June 1, and the denominator of which is twelve. These options become exercisable in ten equal monthly installments (unless such director's term commences after June 1, in which case the options shall vest equally over the number of full months they serve as a director until the following June 1), beginning the first day of the month following the date of grant, provided the optionee has continuously served as a non-employee director. All options granted to non-employee directors are granted at fair market value on the date of the grant and expire ten years from the date of the grant. The following sets forth information with respect to options granted to non-employee directors under the Stock Incentive Plan.

                                           NUMBER OF
NAME OF OPTIONEE                            SHARES                EXERCISE PRICE               EXPIRATION DATE
----------------                            ------                --------------               ---------------

Elaine Bloom                                  2,500                   $     3.00                May 12, 2003
                                              9,000                         6.50               August 7, 2004
                                              5,875                        12.00                May 31, 2006
                                              7,000                        23.00                May 31, 2007

Irwin C. Gerson                               2,500                         3.00                May 12, 2003
                                              9,000                         6.50               August 7, 2004
                                              5,875                        12.00                May 31, 2006
                                              7,000                        23.00                May 31, 2007

Elliot Levine                                 2,500                         8.00              January 23, 2004
                                              9,000                         6.50               August 7, 2004
                                              4,000                        12.00                May 31, 2006
                                              7,000                        23.00                May 31, 2007

Michael Schwartz, Ph.D.                       2,500                         3.00                May 12, 2003
                                              9,000                         6.50               August 7, 2004
                                              5,875                        12.00                May 31, 2006
                                              7,000                        23.00                May 31, 2007

Melvin Sharoky, M.D.                          2,500                        11.00              November 11, 2005
                                              5,750                        12.00                May 31, 2006
                                              7,000                        23.00                May 31, 2007

INDEMNIFICATION AGREEMENTS

         The Company has entered into an indemnification agreement with each of its directors and executive officers. Each indemnification agreement provides that the Company will indemnify such person against certain liabilities (including settlements) and expenses actually and reasonably incurred by him or her in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of the Company) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of the Company, provided that such director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director or executive officer will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and holders of more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Commission and The Nasdaq National Market. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to 1997, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for 1997, 1996 and 1995 received by the Chief Executive Officer (the "CEO") and the four most highly compensated other executive officers whose annual salary and bonus exceeded $100,000 for 1997 (collectively with the CEO, the "Named Executive Officers").

                                                                                                       LONG TERM
                                                    ANNUAL COMPENSATION                              COMPENSATION
                                                    -------------------                              ------------
                                                                                                      SECURITIES
                                        FISCAL                                OTHER ANNUAL            UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR      SALARY         BONUS       COMPENSATION           OPTIONS(#)(1)
---------------------------              ----      ------         -----       ------------           -------------

Alan P. Cohen                            1997    $188,400   $    55,000      $  13,300(2)                   -
    Chairman of the Board and CEO        1996     141,900        50,000         18,000(2)                   -
                                         1995     124,300             -         10,600(2)                   -

Elliot F. Hahn, Ph.D.                    1997    $188,400   $    50,000      $  14,700(2)                   -
    President                            1996     141,900        45,000         19,900(2)                   -
                                         1995     124,300             -         13,400(2)                   -

Chih-Ming J. Chen, Ph.D.                 1997    $188,400   $    50,000      $  15,900(2)                   -
    Vice President and Chief Scientist   1996     141,900        45,000         19,400(2)                   -
                                         1995     124,300       108,500(3)      14,900(2)                   -

Randy Glover                             1997    $171,700   $    38,000       $265,000(5)               4,000
    Vice President of                    1996     108,000        37,800              -                 50,000
      Operations(4)

Angelo C. Malahias                       1997    $129,700   $    25,000      $  38,600(7)               7,500
    Vice President and Chief             1996     110,800        20,000         12,900(7)              40,000
    Financial Officer(6)

----------
(1) Represents options to purchase shares of Common Stock granted to the Named Executive Officer under the Stock Incentive Plan.
(2) Represents an automobile allowance, premiums for a $1 million life insurance policy (the beneficiary of which is designated by the Named Executive Officer), certain medical expense reimbursements and the premiums for a disability policy (other than for Mr. Cohen), the beneficiary of which is designated by the Named Executive Officer.
(3) Represents compensation to Dr. Chen arising from the forgiveness of an interest-bearing loan made by the Company to Dr. Chen.
(4) Mr. Glover joined the Company as Vice President of Operations in March 1996.
(5) Represents exercise of options to purchase 11,000 shares of common stock with an exercise price of $11.00 per share.
(6) Mr. Malahias joined the Company as Vice President and Chief Financial Officer in January 1996.
(7) Represents relocation expenses and reimbursement of premium on medical and dental insurance.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company was party to an employment agreement with each of Mr. Cohen, Dr. Hahn and Dr. Chen which expired in February 1998.

         The Company is party to an employment agreement with Mr. Malahias, its Vice President and Chief Financial Officer, which expires in February 2001. Mr. Malahias currently receives a base salary of $150,000 per year. The agreement provides that if Mr. Malahias' employment is terminated by the Company without cause, Mr. Malahias may receive a lump sum payment up to $90,000. Other amounts are payable and acceleration of vesting of certain options may occur in the event Mr. Malahias' employment is terminated pursuant to a change of control of the Company. The agreement also includes provisions regarding confidentiality and non-solicitation.

         The Company has an agreement with Mr. Lodin, its Vice President and General Counsel, which provides that in the event Mr. Lodin's employment is terminated by the Company without cause prior to December 31, 1998, Mr. Lodin will receive a lump-sum payment equal to 100% of his then annual compensation. Mr. Lodin currently receives a base salary of $172,500.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of stock options made during Fiscal 1997 to any of the Named Executive Officers.

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE OF ASSUMED
                                                                                                  ANNUAL RATES OF
                                                                                                    STOCK PRICE
                                                                                                 APPRECIATION FOR
                NUMBER OF SECURITIES    % OF TOTAL OPTIONS      EXERCISE OR                        OPTION TERMS
                 UNDERLYING OPTIONS    GRANTED TO EMPLOYEES     BASE PRICE      EXPIRATION    -------------------
                       GRANTED            IN FISCAL YEAR          ($/SH)            DATE          5%         10%(1)
                 -------------------      -----------------   --------------      --------        --         ---
Randy Glover            4,000                  1.8%               $23.00       June 1, 2007   $ 58,000   $147,000

Angelo C. Malahias      7,500                  3.5%               $20.25       March 2, 2007  $108,000   $275,000

----------
(1) Based upon the exercise price, which was equal to the fair market value on the date of grant, and annual appreciation at the assumed rates stated on such price through the expiration date of the options. Amounts shown represent hypothetical gains that could be achieved for the options if exercised at the end of the term. These amounts have been determined on the basis of assumed rates of appreciation mandated by the Commission and do not represent the Company's estimate or projection of the future stock price. Actual gains, if any, are contingent upon the continued employment of the Named Executive Officer through the expiration date, as well as being dependent upon the general performance of the Common Stock. The potential realizable values have not taken into account amounts required to be paid for federal income taxes.

STOCK OPTIONS HELD AT END OF FISCAL 1997

       The following table indicates the number of shares acquired and value realized from the exercise of options and the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 1997.

                                                                 NUMBER OF SECURITIES                        VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED                           IN-THE-MONEY
                                                              OPTIONS AT FISCAL YEAR-END                  OPTIONS AT FISCAL YEAR-END
                                SHARES ACQUIRED    VALUE
                                   ON EXERCISE    REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE(1)   UNEXERCISABLE(1)
                                   -----------    --------    -----------   -------------   --------------   ----------------
Chih-Ming J. Chen, Ph.D.........          -              -       200,000             -           $5,550,000               -
Randy Glover....................     11,000       $265,000         9,000        34,000              209,300        $742,500
Angelo C. Malahias..............          -              -         8,000        39,500              186,000         849,000

----------
(1)  Based on a fair market value of $34.25 per share at December 31, 1997.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There were no compensation committee interlocks and insider participation in executive compensation decisions during 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 13, 1998, by (i) each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group:

NAME AND ADDRESS OF                              NUMBER OF SHARES       % OF CLASS
BENEFICIAL OWNER (1)(2)                         BENEFICIALLY OWNED      OUTSTANDING
-----------------------                         ------------------      -----------
DIRECTORS AND EXECUTIVE OFFICERS
Alan P. Cohen(3)..........................           1,631,464               10.9%
Elliot F. Hahn, Ph.D.(4)..................             982,447                6.6
Chih-Ming J. Chen, Ph.D.(5)...............           1,696,614               11.2
Randy Glover(6)...........................              25,000                 *
Angelo C. Malahias(7).....................              21,300                 *
Elaine Bloom(8)...........................              24,775                 *
Irwin C. Gerson(9)........................              24,375                 *
Elliot Levine(10).........................              29,120                 *
Michael A. Schwartz, Ph.D.(11)............              24,375                 *
Melvin Sharoky, M.D.(12)..................              21,080                 *
All directors and executive
  officers as a group
  (11 persons)(13)........................           4,528,050               29.6

5% OR GREATER HOLDERS

Watson Pharmaceuticals, Inc.(14)
311 Bonnie Circle
Corona, CA 91720..........................           3,028,869               19.8

----------
*      Less than 1%

(1) Except as indicated, the address of each person named in the table is c/o Andrx, 4001 Southwest 47th Avenue, Ft. Lauderdale, Florida 33314.

(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of common stock that such persons have the right to acquire a beneficial interest within 60 days from the date of this Report.

(3) Includes 4,875 shares of common stock held jointly by Mr. Cohen and his spouse, and 1,568,347 shares held in family limited partnerships.

(4) Includes 582,945 shares of common stock held in a trust for the benefit of Dr. Hahn and 399,502 shares of Common Stock held in trusts for the benefit of Dr. Hahn's children.

(5) Includes 1,200,000 shares of common stock and 257,693 shares of common stock held by limited partnerships for which Dr. Chen is an officer of the corporate general partner, and 200,000 shares of common stock issuable upon the exercise of stock options.

(6) Includes 19,000 shares of common stock issuable upon the exercise of stock options.

(7) Includes 18,500 shares of common stock issuable upon the exercise of stock options, 2,000 shares of common stock held jointly by Mr. Malahias and his spouse, and 800 shares of common stock held by Mr. Malahias as custodian for his minor children.

(8) Includes 12,875 shares of common stock issuable upon the exercise of stock options.

(9) Includes 24,375 shares of common stock issuable upon the exercise of stock options.

(10) Represents 4,620 shares of common stock held jointly by Mr. Levine and his spouse; 2,000 shares of common stock issuable upon the exercise of Warrants held jointly by Mr. Levine and his spouse and 22,500 shares of common stock issuable upon the exercise of stock options.

(11) Represents 24,375 shares of common stock issuable upon exercise of stock options.

(12) Includes 15,250 shares of common stock issuable upon exercise of stock options and 830 shares of common stock held by Dr. Sharoky as custodian for his minor children. Does not include shares of common stock beneficially owned by Watson, in which shares Dr. Sharoky disclaims beneficial ownership.

(13)     Includes the shares of common stock described in notes (3), (4), (5),
         (7), (10) and (12); 338,875 shares of common stock issuable upon the exercise of the stock options and warrants described in notes (5) through (12); and 2,500 shares of common stock and 45,000 shares of common stock issuable upon the exercise of stock options held by Scott Lodin, the Company's Vice President, General Counsel and Secretary.

(14) Includes 337,079 shares of common stock issuable upon the exercise of the warrants to purchase common stock held by Watson.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH WATSON

       In July 1994, the Company and Circa, which was subsequently acquired by Watson, established the ANCIRC joint venture. The terms of the ANCIRC joint venture are described in "Item 7. Business--Collaborative Arrangements," except that when established, ANCIRC was owned 60% by Andrx and 40% by Watson. In connection with the establishment of ANCIRC, the Company sold to Watson, for aggregate consideration of $6.0 million, (i) 33,708 shares of preferred stock, which in accordance with its terms, converted into 674,160 shares of common stock on April 30, 1995 and (ii) the Watson Warrants to purchase 337,079 shares of common stock exercisable through July 1999 at a price equal to the lesser of $8.90 or the offering price per share of shares sold in an initial public offering.

       In August 1995, Watson purchased an additional 90,909 shares of common stock from the Company at a price of $11.00 per share and Watson was granted a two-month option to purchase no less than 818,182 nor more than 1,454,545 shares of common stock from the Company, Mr. Cohen, trusts for the benefit of Dr. Hahn's children (the "Trusts") and Dr. Chen at a price of $11.00 per share (with no more than 181,818 shares being sold by selling shareholders. Watson exercised such option in October 1995 and in December 1995 purchased 1,144,903 shares from the Company, 63,636 shares from Mr. Cohen, 54,546 shares from the Trusts, and 63,636 shares from Dr. Chen, for a total of 1,326,721 shares of common stock. In connection with the exercise of the option by Watson, the ANCIRC joint venture agreement was amended to provide that the Company and Watson would agree on two additional product candidates to be developed by ANCIRC, and to restructure the respective interests of the Company and Watson in ANCIRC so that ANCIRC became a 50/50 joint venture.

       In June 1997, Watson purchased an additional 150,000 shares of common stock from the Company and 450,000 shares from Andrx's founders at a price of $25.50 per share, the closing price of the common stock on the business date prior to the sale. Watson also entered into a standstill agreement with the Company pursuant to which it agreed, among other matters, not to acquire more than a 25% equity interest in the Company or engage in certain transactions with the Company (including a merger), prior to June 13, 2000, without the prior approval of the Company's Board of Directors.

       The Company has also granted Watson certain demand and piggyback registration rights, under the Securities Act of 1933, as amended, with respect to the shares of common stock held by Watson and the shares underlying the Watson Warrants, which rights became exercisable commencing June 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1) CONSOLIDATED FINANCIAL STATEMENTS

             Reference is made to the Index to Financial Statements included in
Part II, Item 8 of this Report.

         (2) FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----

             Report of Independent Certified Public Accountants on
                 Financial Statement Schedule                                S-1

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

EXHIBIT NO.           DESCRIPTION

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

10.25 Securities Purchase Agreement dated as of August 17, 1995 between the Registrant and Circa Pharmaceuticals, Inc.(1)

10.26 Securities Purchase Agreement dated as of October 30, 1995 between the Registrant and Circa Pharmaceuticals, Inc.(1)

10.27    Development Agreement between Sepracor, Inc. and the Registrant(1)(3)

10.28 Sixth Amendment to the Loan and Security Agreement by and between Congress Financial Corporation (Florida) and Registrant(4)

10.29    Employment Agreement between the Registrant and Angelo C. Malahias(5)*

10.30 First Amendment to Lease Agreement relating to the premises located at 3436 University Drive, Davie, Florida(5)

10.31 Third Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (2)

10.32 Fourth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4001 S.W. 47th Avenue, Davie, Florida (2)

10.33 Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises located at 4111 S.W. 47th Avenue, Davie, Florida(2)

10.34 Second Amendment to Lease between Registrant and University Associates Limited, L.L.P. relating to the premises located at 3436 Univesity Drive, Davie, Florida(2)

11.1     Net loss per share computation(2)

21.1     Subsidiaries of the Registrant(5)

23.2     Consent of Arthur Andersen LLP(2)

27.1     Financial Data Schedule(2)

99.1     Financial Statements of ANCIRC Pharmaceuticals(2)

----------------

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

(5) Filed as an exhibit of the same number in Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                                 ANDRX CORPORATION

                                                 By:   /S/ ALAN P. COHEN
                                                    ----------------------------
                                                      Alan P. Cohen
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                                 By:   /S/ ANGELO C. MALAHIAS
                                                    ----------------------------
                                                      Angelo C. Malahias
                                                      Vice President and
                                                      Chief Financial Officer

Date:  March 30, 1998

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

      SIGNATURE                             TITLE                                      DATE
      ---------                             -----                                      ----

/S/ ALAN P. COHEN                         Chairman of the Board and Chief              March 30, 1998
----------------------                    Executive Officer
Alan P. Cohen                             (Principal Executive Officer)


/S/ ELLIOT F. HAHN                        President                                    March 30, 1998
-----------------------
Elliot F. Hahn, Ph.D.

/S/ CHIH-MING J. CHEN                     Vice President and Chief Scientist           March 30, 1998
------------------------
Chih-Ming J. Chen, Ph.D.

/S/ ANGELO C. MALAHIAS                    Vice President and Chief                     March 30, 1998
-------------------------                 Financial Officer
Angelo C. Malahias                        (Principal Financial and
                                          Accounting Officer)


/S/ ELAINE BLOOM                          Director                                     March 30, 1998
-------------------------
Rep. Elaine Bloom

/S/ IRWIN C. GERSON                       Director                                     March 30, 1998
--------------------------
Irwin C. Gerson

/S/ ELLIOT LEVINE                         Director                                     March 30, 1998
--------------------------
Elliot Levine

/S/ MICHAEL A. SCHWARTZ                   Director                                     March 30, 1998
--------------------------
Michael A. Schwartz, Ph.D.

/S/ MELVIN SHAROKY                        Director                                     March 30, 1998
--------------------------
Melvin Sharoky, M.D.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders of
     Andrx Corporation

         We have audited in accordance with generally accepted auditing standards, the financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 included in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
   February 17, 1998 (except with respect to the matter discussed in Note 18, as to which the date is March 18, 1998).

                       ANDRX CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (in 000's)

                                         BALANCE AT                                               BALANCE AT
                                         BEGINNING                                                  END OF
                                          OF YEAR          ADDITIONS         DEDUCTIONS              YEAR
                                          -------          ---------         ----------              ----
Year ended December 31, 1997
  allowance for doubtful accounts           $970             $743               $(124)              $1,589
                                            ====             ====               ======              ======

Year ended December 31, 1996
  allowance for doubtful accounts           $574             $577               $(181)             $   970
                                            ====             ====               ======             =======

Year ended December 31, 1995
  allowance for doubtful accounts           $552             $547               $(525)             $   574
                                            ====             ====               ======             =======

                                ANDRX CORPORATION

                                INDEX TO EXHIBITS

                                 1997 FORM 10-K

EXHIBIT
NUMBER                   DESCRIPTION

10.31 Third Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida

10.32 Fourth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4001 S.W. 47th Avenue, Davie, Florida

10.33 Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises located at 4111 S.W. 47th Avenue, Davie, Florida

10.34 Second Amendment to lease between Registrant and University of Associates Limited, L.L.P. relating to the premises located at 34365 Univesity Drive, Davie, Florida


11.1     Net Loss per Share Computation

23.2     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule

99.1     Financial Statements of ANCIRC Pharmaceuticals