Form 10-Q
period 1998-03-31
ANDRX CORP
filed 1998-05-15
CIK 911755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                         Commission file number 0-28454

                                ANDRX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                     65-0366879
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      4001 SOUTHWEST 47TH AVENUE
           FORT LAUDERDALE, FL                                  33314
      --------------------------                             ----------
          (Address Of Principal                              (Zip Code)
            Executive Offices)

                                 954-584-0300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 YES [X] NO [ ]

As of May 8, 1998, 15,034,200 shares of the Registrant's only class of common stock were issued and outstanding.

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                                                     PAGE NUMBER
                                                                     -----------

            INDEX TO FORM 10-Q                                            2

PART I      FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets
              as of March 31, 1998 and
              December 31, 1997                                           3

            Consolidated Statements of Operations
              for the three months ended
              March 31, 1998 and 1997                                     4

            Consolidated Statements of Cash Flows
              for the three months ended
              March 31, 1998 and 1997                                     5

            Notes to Consolidated Financial Statements                    6

  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9

PART II     OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds                    14

  Item 6.   Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                               15

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN 000'S EXCEPT FOR SHARE AMOUNTS)

                       Assets                              MARCH 31,   DECEMBER 31,
                                                             1998         1997
                                                         -----------   -----------
                                                         (UNAUDITED)
Current assets
  Cash and cash equivalents                                $  3,789       $  6,625
  Investments available-for-sale                             17,633         18,918
  Accounts receivable, net of allowances of $1,605
   (unaudited) and $1,589 as of March 31, 1998
    and December 31, 1997, respectively                      23,187         22,632
  Inventories                                                33,607         25,901
  Investment in and due from joint venture, net                 453            416
  Prepaid and other current assets                              625            636
                                                            --------       --------
     Total current assets                                    79,294         75,128

Property and equipment, net                                  15,524         15,403
Other assets                                                    800            314
                                                           --------       --------
     Total assets                                          $ 95,618       $ 90,845
                                                           ========       ========
                Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                         $ 27,825       $ 24,299
  Accrued liabilities                                         6,086          5,147
  Bank loan                                                     995            538
                                                           --------       --------
     Total current liabilities                               34,906         29,984
                                                           --------       --------

Commitments and contingencies

Shareholders' equity
  Convertible preferred stock; $0.001 par value,
   1,000,000 shares authorized; none issued and
   outstanding as of March 31, 1998 (unaudited) and
   December 31, 1997                                           --             --
  Common stock; $0.001 par value, 25,000,000 shares
    authorized; 14,952,500 (unaudited) and 14,856,700
    shares issued and outstanding as of March 31,
    1998 and December 31, 1997, respectively                     15             15
  Additional paid-in capital                                 83,773         82,954
  Accumulated deficit                                       (23,105)       (22,145)
  Unrealized gain on investments available-for-sale              29             37
                                                           --------       --------

    Total shareholders' equity                               60,712         60,861
                                                           --------       --------

 Total liabilities and shareholders' equity                $ 95,618       $ 90,845
                                                           ========       ========

          See Accompanying Notes to Consolidated Financial Statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN 000'S EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       1998             1997
                                                  ------------     ------------
Revenues
  Distributed products, net                       $     48,080     $     30,662
  Manufactured products, net                             2,615             --
                                                  ------------     ------------
Total revenues                                          50,695           30,662
                                                  ------------     ------------

Cost of revenues
  Distributed products                                  40,939           25,889
  Manufactured products                                    617             --
                                                  ------------     ------------
Total cost of revenues                                  41,556           25,889
                                                  ------------     ------------

Gross profit                                             9,139            4,773
                                                  ------------     ------------
Operating expenses
  Selling, general and administrative                    6,081            3,715
  Research and development                               3,096            2,044
  Idle manufacturing facility costs                        381             --
  Equity in losses of joint venture                        298              403
  Software development                                     490              271
                                                  ------------     ------------
Total operating expenses                                10,346            6,433
                                                  ------------     ------------

Loss from operations                                    (1,207)          (1,660)

Interest income                                            293              387
Interest expense                                           (46)            (130)
                                                  ------------     ------------
Net loss                                          $       (960)    $     (1,403)
                                                  ============     ============

Basic and diluted net loss per share              $      (0.06)    $      (0.10)
                                                  ============     ============

Basic and diluted weighted average shares of
   common stock outstanding                         14,888,900       13,498,900
                                                  ============     ============

          See Accompanying Notes to Consolidated Financial Statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                               1998        1997
                                                            --------    --------
Cash flows from operating activities
  Net loss                                                  $  (960)    $(1,403)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
    Depreciation and amortization                               678         313
    Provision for accounts receivable, net                       16          30
    Options granted to consultants                               50          --
    Equity in losses of joint venture                           298         403
    Contributions to joint venture                             (600)       (300)
    Increase in accounts receivable                            (571)     (1,925)
    (Increase) decrease in due from joint venture               265        (398)
    Increase in inventories                                  (7,706)     (4,510)
    Decrease in prepaid and other current assets                 11          83
    Increase in other assets                                   (486)         (3)
    Increase in accounts payable and accrued liabilities      4,465       7,956
                                                            -------     -------
  Net cash provided by (used in) operating activities        (4,540)        246
                                                            -------     -------
Cash flows from investing activities
  Purchase of property and equipment                           (799)     (3,102)
  Maturity of investments available-for-sale, net             1,277       9,584
                                                            -------     -------
  Net cash provided by investing activities                     478       6,482
                                                            -------     -------
Cash flows from financing activities
  Net borrowings (repayments) under bank loan                   457      (2,713)
  Proceeds from exercise of stock options and warrants          769       1,347
                                                            -------     -------
  Net cash provided by (used in) financing activities         1,226      (1,366)
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents         (2,836)      5,362
Cash and cash equivalents, beginning of period                6,625       3,428
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 3,789     $ 8,790
                                                            =======     =======
Supplemental disclosure of cash paid during the period for:

  Interest                                                  $    46     $   130
                                                            =======     =======

           See Accompanying Notes to Consolidated Financial Statements

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.    GENERAL

      In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations and cash flows for the three months ended March 31, 1998, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997, included in the Company's December 31, 1997 Form 10-K.

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    COMPREHENSIVE INCOME

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income",
effective January 1, 1998. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The components of the Company's comprehensive loss are as follows:

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                    (IN 000'S)
                                          ------------------------------
                                               1998           1997
                                             -------       ---------

   Net loss                                  $  (960)      $  (1,403)
   Unrealized gain (loss) on investments
    available-for-sale                             8             (10)
                                             -------       ---------

   Comprehensive loss                        $  (952)      $  (1,413)
                                             =======       =========

                       ANDRX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

3.    BANK LOAN

      In April 1998, the Company amended its line of credit agreement whereby the total available line was increased from $10 million to $30 million and, if the Company maintains certain levels of average outstanding balance, the interest rate may be decreased from its present rate of prime (8.5% as of March 31, 1998) plus 0.5%.

4.     JOINT VENTURE

      Condensed balance sheets and statements of operations for ANCIRC Pharmaceuticals, the Company's 50/50 joint venture with Watson Pharmaceuticals, Inc., are as follows:

                                                  (IN 000'S)

                                      MARCH 31, 1998    DECEMBER 31, 1997
                                      --------------    -----------------
Cash                                     $   412             $   416
Inventories                                  312                 312
Laboratory equipment, net                    223                 237
                                         -------             -------
      Total assets                       $   947             $   965
                                         =======             =======

Current liabilities                      $   428             $ 1,050
Partners' equity (deficit)                   519                 (85)
                                         -------             -------
       Total liabilities and
        partners' equity (deficit)       $   947             $   965
                                         =======             =======

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      1998                   1997
                                   ----------            -----------
   Research and development
           expenses                $      599            $       814
                                   ==========            ===========

   Net loss                        $     (596)           $      (806)
                                   ==========            ===========

      As of March 31, 1998 and December 31, 1997, the Company was due $193,000 and $458,000, respectively, from ANCIRC Pharmaceuticals for research and development services rendered. Such amounts are included in "Investment in and due from joint venture, net" in the consolidated balance sheets. The Company is committed to the funding of ANCIRC'S future operations.

                          CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

5.    CONTINGENCIES

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

      The Company is involved in other litigation matters, all of which arose in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these may adversely effect the Company. Except as noted above, there have been no material developments in any legal matters since the Company's Form 10-K for the year ended December 31, 1997.

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY RECENTLY COMMERCIALIZED ITS FIRST PRODUCT, INCLUDING A HISTORY OF NET LOSSES, RELATIVELY UNPROVEN TECHNOLOGIES, LIMITED MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, POSSIBLE NEED FOR FUTURE CAPITAL AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY AND PHARMACEUTICAL DISTRIBUTION COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND THE POSSIBILITY OF PATENT INFRINGEMENT LITIGATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

INTRODUCTION

      Andrx was organized in August 1992 and in November 1992 commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-released products and Internet based software applications for healthcare providers. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the U.S. Food and Drug Administration ("FDA") granted final approval of the Abbreviated New Drug Application ("ANDA") for the Company's bioequivalent version of Dilacor XR(TM), its first manufactured product, which the Company immediately launched. The Company expects negative cash flows and net losses to continue at least until the FDA grants final marketing approval of the Company's bioequivalent version of Cardizem(R) CD when it will either begin to receive quarterly payments from Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "Hoechst") of $10.0 million pursuant to a Stipulation and Agreement (the "Stipulation") with Hoechst, relating to a patent infringement claim brought against the Company by Hochst (the "HMR Litigation"), or the Company will launch its bioequivalent version of Cardizem(R) CD. The Company will not receive final FDA marketing approval for its bioequivalent version of Cardizem(R) CD until after either July 3, 1998 or the HMR Litigation is resolved in Andrx's favor.

      The Company is a 50% partner in ANCIRC Pharmaceuticals ("ANCIRC"), a joint venture with Watson Pharmaceuticals, Inc. ("Watson"), for the development of up to eight controlled-release pharmaceutical products. Capital contributions to, distributions from, and net income or losses generated by ANCIRC are allocated equally between the Company and Watson. The Company is also party to development and licensing agreements for additional controlled-release products.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      Net sales from distributed products were $48.1 million for the three months ended March 31, 1998 ("1998 Quarter"), an increase of $17.4 million or 56.8%, as compared to $30.7 million for the three months ended March 31, 1997 ("1997 Quarter"). The increase in net sales from distributed products reflects increased sales to customers, as well as an increase in the number of customers. Gross profit on net sales from distributed products was $7.1 million in the 1998 Quarter, an increase of $2.4 million or 49.6% as compared to $4.8 million in the 1997 Quarter. Gross profit on distributed products as a percentage of net sales from distributed products decreased to 14.9% in the 1998 Quarter as compared to 15.6% in the 1997 Quarter as a result of continuing competition and pricing pressures within the generic pharmaceutical industry. The Company expects that such factors will continue to reduce the Company's gross profit percentage on net sales from distributed products in future periods.

      For the 1998 Quarter, net sales from the Company's first manufactured product, a bioequivalent version of Dilacor XR(TM), were $2.6 million. Gross profit on this product was $2.0 million or 76.4%.

      Selling, general and administrative expenses as a percentage of total revenues decreased to 12.0% for the 1998 Quarter as compared to 12.1% for the 1997 Quarter. Selling, general and administrative expenses increased to $6.1 million in the 1998 Quarter, as compared to $3.7 million in the 1997 Quarter, primarily due to an increase in selling activities to support the increase in net sales from distributed products, and the costs related to the sale of the Company's first manufactured product.

      Research and development expenses increased to $3.1 million in the 1998 Quarter, as compared to $2.0 million in the 1997 Quarter. This 51.5% increase in research and development expenses reflects the progress and expansion of activities in the Company's ANDA program to develop bioequivalent controlled-release products and the expansion of activities in the Company's New Drug Application ("NDA") program to develop brand name controlled-release products. Research and development expenses exclude the cost of research and development services rendered to ANCIRC of $193,000 in the 1998 Quarter and $399,000 in the 1997 Quarter.

      The Company commenced its commercial-scale manufacturing operation in the second quarter of 1997. As the Company did not fully utilize this facility for its commercial manufacturing operations during the 1998 Quarter the Company incurred $381,000 of idle manufacturing facility costs during such period. As the Company increases its production of saleable products in the future periods, these idle manufacturing facility costs will be absorbed as a component of the cost of inventory.

      The Company's equity in losses of ANCIRC was $298,000 in the 1998 Quarter as compared to $403,000 in the 1997 Quarter. ANCIRC's losses decreased to $596,000 in the 1998 Quarter as compared to $806,000 in the 1997 Quarter.

      The Company incurred $490,000 of software development costs in the 1998 Quarter as compared to $271,000 in the 1997 Quarter. These costs relate to the Company's efforts to develop and commercialize the Company's CyBear(R) and AndaNet(TM) healthcare software applications.

      Interest income was $293,000 in the 1998 Quarter as compared to $387,000 in the 1997 Quarter. The decrease in interest income was the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 1998 Quarter as compared to the 1997 Quarter, primarily as a result of spending on research and development efforts. The Company invests in short-term investment grade interest bearing securities.

      Interest expense decreased to $46,000 in the 1998 Quarter from $130,000 in the 1997 Quarter. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's line of credit during the 1998 Quarter as compared to the 1997 Quarter. Such borrowings are utilized to fund the Company's distribution operations and the Company used a portion of the net proceeds from the June 1997 private placements to reduce the revolving line of credit balance.

      Due to its net losses for the 1998 Quarter and the 1997 Quarter, the Company was not required to provide for federal or state income taxes. As of December 31, 1997, for financial reporting purposes and federal income tax purposes, the Company has net operating loss carryforwards of approximately $19 million and $14 million, respectively, which, if not utilized, will begin to expire in 2008.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to June 1996, the Company financed its operations primarily through private placements of equity securities which generated net proceeds of $27.9 million and, to a lesser extent, through bank borrowings. In June 1996, the Company consummated its initial public offering which generated net proceeds of $27.4 million. In June 1997, the Company completed two private placements which generated net proceeds of $21.3 million. As of March 31, 1998, Andrx had $21.4 million in cash, cash equivalents and investments available-for-sale and $44.4 million of working capital.

      Net cash used in operating activities for the 1998 Quarter was $4.5 million, as compared to net cash provided by operating activities of $246,000 for the 1997 Quarter. In the 1998 Quarter, the net cash used in operating activities was used to fund research and development efforts and the increase in inventories, offset by increases in accounts payable and accrued liabilities. Net cash provided by operating activities for the first quarter of 1997, was primarily attributable to increases in accounts payable and accrued liabilities, offset by increases in accounts receivable and inventories.

      Net cash provided by investing activities was $478,000 in the 1998 Quarter as compared to $6.5 million in the 1997 Quarter. In the 1998 Quarter, the Company invested $799,000 in capital expenditures as compared to $3.1 million in the 1997 Quarter. The capital expenditures in the 1998 Quarter and the 1997 Quarter were primarily for the procurement of manufacturing equipment. In the 1998 Quarter and the 1997 Quarter, $1.3 million and $9.6 million of investments available-for-sale matured, respectively.

      Net cash provided by financing activities was $1.2 million in the 1998 Quarter as compared to net cash used in financing activities of $1.4 million in the 1997 Quarter. Net cash provided by financing activities in the 1998 Quarter consisted of net borrowings of $457,000 from the Company's revolving line of credit and $769,000 in proceeds from the issuance of shares of common stock upon the exercise of stock options and warrants. Net cash provided by financing activities for the 1997 Quarter consists of $2.7 million in repayments to the Company's line of credit, offset by proceeds from the issuance of shares of common stock upon the exercise of stock options and warrants of $1.3 million.

      The Company had an outstanding short-term borrowing balance under its distribution subsidiary's revolving line of credit of $995,000 as of March 31, 1998 as compared to $538,000 as of December 31, 1997. Borrowings under the line of credit are only available for the financing of the Company's distribution operations, are secured by all of the assets of that operation and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The line of credit agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. Under certain circumstances, the agreement permits the payment of dividends, and repayments and advances from the Company's distribution subsidiary to Andrx Corporation and its other subsidiaries. In April 1998, the Company amended its line of credit agreement whereby the total available line was increased from $10.0 million to $30.0 million and, if the Company maintains certain levels of an average outstanding balance, the interest rate may be decreased from its present rate of prime (8.5% as of March 31, 1998) plus 0.5%.

      The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations through 1998. Because the Company will use substantial funds for its product development efforts, both for its bioequivalent (ANDA) and brand name (NDA) controlled-release products, and for software development costs related to its healthcare software products, the Company expects negative cash flows and net losses to continue at least until it receives final marketing approval for its bioequivalent version of Cardizem(R) CD, when it will either begin to receive quarterly payments from Hoechst of $10.0 million pursuant to the Stipulation or the Company will launch its bioequivalent version of Cardizem(R) CD. The Company will not receive final marketing approval until after either July 3, 1998 or the HMR Litigation is resolved in Andrx's favor. The Company anticipates that approximately $20 million will be used for research and development activities related to bioequivalent and brand name controlled-release products (including the Company's share of the funding of the ANCIRC joint venture) during 1998. In 1999, the Company may need additional funding in order to continue research and development for its product candidates and to commercialize products after receipt of FDA approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when required or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs and software development programs or to license to third parties products or technologies that the Company would otherwise seek to develop and commercialize itself.

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

      In connection with the offering, the Company incurred expenses of approximately $2.9 million. These expenses were in the form of direct or indirect payments to others and not direct or indirect payments to directors or officers of the Company or to persons owning more than 10% of any class of securities of the Company. Through March 31, 1998 the net proceeds of approximately $27.4 million have been applied as follows: approximately $12.8 million for research and development costs, $4.7 million for the construction of plant, building and facilities, $6.2 million for the purchase and installation of machinery and equipment, and $3.7 million for contributions to ANCIRC Pharmaceuticals, a joint venture between the Company and Watson Pharmaceuticals, Inc. With the exception of the contributions to ANCIRC, none of the payments from the use of proceeds were made to officers, directors or persons beneficially owning more than 10% of any class of securities of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             27      Financial Data Schedule

            10.35 Eighth Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Florida) and Anda Generics, Inc.

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

                                    By /s/ ALAN P. COHEN
                                       ------------------------------------
                                       Alan P. Cohen
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                                    By /s/ ANGELO C. MALAHIAS
                                       ------------------------------------
                                       Angelo C. Malahias
                                       Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

May 15, 1998

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
  10.35        Eighth Amendment to Loan and Security Agreement between Congress
               Financial Corporation (Florida) and Anda Generics, Inc.

  27           Financial Data Schedule