Form 10-Q
period 1998-06-30
ANDRX CORP
filed 1998-08-12
CIK 911755

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                  ------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                  ------------

                         Commission file number 0-28454

                                ANDRX CORPORATION
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                    65-0366879
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

        4001 SOUTHWEST 47TH AVENUE                             33314
           FORT LAUDERDALE, FL                               (Zip Code)
(Address of Principal Executive Offices)

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

                      YES       X               NO _________

         As of August 3, 1998, 15,060,400 shares of the Registrant's only class of common stock were issued and outstanding.

================================================================================

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                                                                     PAGE NUMBER
                                                                                     -----------
INDEX TO FORM 10-Q                                                                        2

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                    as of June 30, 1998 (Unaudited) and December 31, 1997                 3

                  Consolidated Statements of Operations - (Unaudited)
                    for the three and six months ended June 30, 1998 and 1997             4

                  Consolidated Statements of Cash Flows - (Unaudited)
                    for the six months ended June 30, 1998 and 1997                       5

                  Notes to Consolidated Financial Statements - (Unaudited)                6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                   11

PART II. OTHER INFORMATION

                  Item 1.  Legal Proceedings                                              17

                  Item 4.  Submission of Matters to a Vote of Security Holders            17

                  Item 6.  Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                                18


                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     1998               1997
                                                                                ---------------    ----------------
                                    ASSETS                                       (UNAUDITED)
Current assets
   Cash and cash equivalents                                                         $   5,910            $  6,625
   Investments available-for-sale                                                        7,473              18,918
   Accounts receivable, net of allowances of $1,833 (unaudited) and
      $1,589 as of June 30, 1998 and December 31, 1997, respectively                    26,354              22,632
   Inventories                                                                          44,940              25,901
   Investment in and due from joint venture, net                                           365                 416
   Prepaid and other current assets                                                        653                 636
                                                                                ---------------    ----------------
      Total current assets                                                              85,695              75,128

Property, plant and equipment, net                                                      17,921              15,403
Other assets                                                                               443                 314
                                                                                ---------------    ----------------
      Total assets                                                                   $ 104,059            $ 90,845
                                                                                ===============    ================
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                                  $  30,782            $ 24,299
   Accrued liabilities                                                                   6,716               5,147
   Bank loan                                                                             6,763                 538
                                                                                ---------------    ----------------
      Total current liabilities                                                         44,261              29,984
                                                                                ---------------    ----------------
Commitments and contingencies
Shareholders' equity
   Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized;
      none issued and outstanding as of June 30, 1998
      (unaudited) and December 31, 1997                                                      -                   -
   Common stock; $0.001 par value, 25,000,000 shares authorized;
      15,040,200 (unaudited) and 14,856,700 shares issued and
      outstanding as of June 30, 1998 and December 31, 1997, respectively                   15                  15
   Additional paid-in capital                                                           84,600              82,954
   Accumulated deficit                                                                 (24,822)            (22,145)
   Unrealized gain on investments available-for-sale                                         5                  37
                                                                                ---------------    ----------------
      Total shareholders' equity                                                        59,798              60,861
                                                                                ---------------    ----------------
      Total liabilities and shareholders' equity                                     $ 104,059            $ 90,845
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                 ----------------------------------    ----------------------------------
                                                      1998               1997                1998              1997
                                                 ----------------   ---------------    -----------------  ---------------
Revenues
   Distributed products, net                            $ 52,855          $ 32,559            $ 100,935         $ 63,221
   Manufactured products, net                              2,674                 -                5,289                -
   Licensing                                                 426                 -                  426                -
                                                 ----------------   ---------------    -----------------  ---------------
Total revenues                                            55,955            32,559              106,650           63,221
                                                 ----------------   ---------------    -----------------  ---------------
Operating expenses
   Cost of distributed products                           44,880            27,658               85,819           53,546
   Manufacturing costs                                     1,308               472                2,306              472
     (including idle facility costs)
   Selling, general and administrative                     6,395             4,463               12,475            8,179
   Research and development                                4,084             1,686                7,180            3,730
   Equity in losses of joint venture                         388               360                  686              763
   Software development and administration                   746               305                1,236              576
                                                 ----------------   ---------------    -----------------  ---------------
Total operating expenses                                  57,801            34,944              109,702           67,266
                                                 ----------------   ---------------    -----------------  ---------------
Loss from operations                                      (1,846)           (2,385)              (3,052)          (4,045)
Interest income                                              230               336                  523              722
Interest expense                                            (102)             (211)                (148)            (341)
                                                 ----------------   ---------------    -----------------  ---------------
Net loss                                                $ (1,718)         $ (2,260)            $ (2,677)        $ (3,664)
                                                 ================   ===============    =================  ===============
Basic and diluted net loss per share                    $  (0.11)         $  (0.16)            $  (0.18)        $  (0.27)
                                                 ================   ===============    =================  ===============
Basic and diluted weighted average shares of
   common stock outstanding                           15,019,500        13,782,700           14,954,200       13,640,700
                                                 ================   ===============    =================  ===============

          See accompanying notes to consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   --------------------------------
                                                                                       1998              1997
                                                                                   ------------    ----------------
Cash flows from operating activities
    Net loss                                                                          $ (2,677)           $ (3,664)
    Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and amortization                                                  1,472                 808
          Provision for accounts receivable, net                                           244                  80
          Options granted to consultants                                                   100                   -
          Equity in losses of joint venture                                                686                 763
          Contributions to joint venture                                                  (900)               (700)
          Increase in accounts receivable                                               (3,966)             (2,669)
          Decrease in due from joint venture                                               265                  84
          Increase in inventories                                                      (19,039)             (7,903)
          Increase in prepaid and other current assets                                     (17)               (401)
          Increase in other assets                                                        (129)                (11)
          Increase in accounts payable and accrued liabilities                           8,052               4,194
                                                                                   ------------    ----------------
Net cash used in operating activities                                                  (15,909)             (9,419)
                                                                                   ------------    ----------------
Cash flows from investing activities
  Maturity (purchase) of investments available-for-sale                                 11,413              (7,341)
  Purchase of property, plant and equipment                                             (3,990)             (5,162)
                                                                                   ------------    ----------------
Net cash provided by (used in) investing activities                                      7,423             (12,503)
                                                                                   ------------    ----------------
Cash flows from financing activities
  Net borrowings under bank loan                                                         6,225               2,266
  Proceeds from issuance of shares of common stock, net                                      -              21,342
  Proceeds from exercises of stock options and warrants                                  1,546               2,673
                                                                                   ------------    ----------------
Net cash provided by financing activities                                                7,771              26,281
                                                                                   ------------    ----------------
Net increase (decrease) in cash and cash equivalents                                      (715)              4,359
Cash and cash equivalents, beginning of period                                           6,625               3,428
                                                                                   ------------    ----------------
Cash and cash equivalents, end of period                                              $  5,910            $  7,787
                                                                                   ============    ================
Supplemental disclosure of cash paid during the period for:

Interest                                                                              $    148            $    341
                                                                                   ============    ================

           See accompanying notes to consolidated financial statements

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1998 and the cash flows for the six months ended June 30, 1998, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997, included in the Company's December 31, 1997, Form 10-K.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       COMPREHENSIVE LOSS

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS No. 130, establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The components of the Company's comprehensive loss are as follows:

                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              JUNE 30,                          JUNE 30,
                                    ------------------------------   -------------------------------
                                        1998            1997             1998             1997
                                    --------------  --------------   --------------  ---------------
                                                            (IN THOUSANDS)
Net loss                                 $ (1,718)       $ (2,260)        $ (2,677)        $ (3,664)
Unrealized loss on investments
  available-for-sale                          (23)            (15)             (32)             (25)
                                    --------------  --------------   --------------  ---------------
Comprehensive loss                       $ (1,741)       $ (2,275)        $ (2,709)        $ (3,689)
                                    ==============  ==============   ==============  ===============

                       ANDRX CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1998
                                   (UNAUDITED)

3.        JOINT VENTURE

         Condensed unaudited balance sheet and statement of operations information for ANCIRC Pharmaceuticals, the Company's 50/50 joint venture with Watson Pharmaceuticals, Inc., are as follows:

                                                           JUNE 30,         DECEMBER 31,
                                                             1998               1997
                                                         --------------   ------------------
                          ASSETS                                (IN THOUSANDS)
Cash and cash equivalents                                        $ 478              $   416
Inventories                                                        312                  312
Laboratory equipment, net                                          209                  237
                                                         --------------   ------------------
      Total assets                                               $ 999              $   965
                                                         ==============   ==================

       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities                                              $ 655              $ 1,050
Partners' equity (deficit)                                         344                  (85)
                                                         --------------   ------------------
      Total liabilities and partners' equity (deficit)           $ 999              $   965
                                                         ==============   ==================

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                         1998            1997            1998            1997
                                     -------------   -------------   -------------   -------------
                                            (IN THOUSANDS)                  (IN THOUSANDS)
Research and development expenses          $  779          $  733         $ 1,378         $ 1,547
                                     =============   =============   =============   =============
Net loss                                   $ (775)         $ (721)        $(1,371)        $(1,527)
                                     =============   =============   =============   =============

As of June 30, 1998 and December 31, 1997, the Company was due $193,000 and $458,000, respectively, from ANCIRC Pharmaceuticals for research and development services rendered. Such amounts are included in "Investment in and due from joint venture, net" in the accompanying consolidated balance sheets. The Company is committed to the funding of ANCIRC Pharmaceuticals' future operations.

                       ANDRX CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1998
                                   (UNAUDITED)

4.        CARDIZEM/Registered trademark/ CD

         Andrx is party to a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "Hoechst") arising out of a patent infringement claim brought against the Company by Hoechst (the "HMR Litigation") relating to the Company's bioequivalent version of Cardizem/Registered trademark/ CD. Andrx and Hoechst entered into the Stipulation in partial settlement of the HMR Litigation in order to reduce the risks that both parties face as the case is litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Hoechst. Hoechst agreed to compensate Andrx for any lost profits, which are stipulated to be $100.0 million per year, if Andrx ultimately prevails in the HMR Litigation. Hoechst also agreed to make non-refundable quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final U.S. Food and Drug Administration ("FDA") approval for its bioequivalent version of Cardizem/Registered trademark/ CD and continuing until either the HMR Litigation is resolved or certain other events occur. Such quarterly payments are to be credited against the payments of the stipulated lost profits if Andrx prevails in the HMR Litigation. In July 1998, the Company received both final FDA marketing approval for its bioequivalent version of Cardizem/Registered trademark/ CD and its first quarterly payment for $9.1 million (prorated for the 84 days in the quarter ending September 30, 1998).

5.       CONTINGENCIES

         In May 1998, Astra Aktiebolag, Aktiebolaget Hassle, Astra Merck Enterprises Inc. and Astra Merck Inc. (collectively, "Astra"), filed suit against the Company claiming patent infringement as a result of the Company's Abbreviated New Drug Application ("ANDA") filing with the FDA for Prilosec/Registered trademark/ (omeprazole). In June 1998, the Company responded to this claim by denying infringement, raising various other defenses and by filing certain counterclaims against Astra. While the Company believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent the Company from obtaining an approval to market from the FDA related to this ANDA. Claims of this nature may be made by other pharmaceutical companies in connection with the Company's filing of other ANDAs with the FDA. The Company evaluates the probability of patent infringement litigation with respect to each of its ANDA submissions on a case by case basis. Although the Company believes it has adequately provided for these matters based on the current available information, the Company may incur additional litigation costs in future years which may be material to the Company's results of operations and financial position.

         On March 18, 1998, Andrx received a letter from counsel for Medix Resources, Inc. ("Medix") and its subsidiary Cymedix Lynx Corporation ("Cymedix") alleging the theft and unlawful appropriation by CyBear, Inc. ("CyBear", the Company's Internet based healthcare communications technology subsidiary), Andrx, and certain directors, officers and employees of

                       ANDRX CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1998
                                   (UNAUDITED)

CyBear and Andrx, of certain computer medical software and Internet medical communications technology allegedly owned by Cymedix. The letter demands trebled damages totaling $396.6 million pursuant to the civil theft provisions of Florida law, and also alleges claims under Florida's Racketeer Influenced and Corrupt Organization Act and certain other provisions of federal and state law. CyBear and Andrx believe that Medix' and Cymedix' accusations and threatened claims have no basis in substantial fact or legal support and on March 23, 1998, CyBear and Andrx filed a complaint against Medix and Cymedix for libel and slander arising from the improper public dissemination of the contents of the aforesaid demand letter with respect to each of the matters set forth in the aforesaid demand letter. CyBear and Andrx intend to vigorously prosecute their complaints, which seek damages, costs, interest and attorneys' fees. On June 2, 1998, Medix, on behalf of Cymedix, filed a complaint against CyBear, Andrx and certain directors, officers and employees of CyBear and Andrx alleging the theft and unlawful appropriation of Cymedix' computer medical software for remote online healthcare providers and Internet medical communications technology allegedly owned by Cymedix. Medix is seeking treble damages totaling $396.0 million. CyBear and Andrx believe that Medix' suit has no basis in substantial fact or legal support and is without merit, and intend to vigorously defend themselves against these claims.

         On January 13, 1998, Andrx Pharmaceuticals, Inc. ("Andrx Pharmaceuticals", the Company's wholly owned subsidiary engaged in the development, manufacture, and sale of bioequivalent pharmaceuticals) filed a complaint for an Injunction and Declaratory Judgement against the FDA, Faulding, Inc. and Biovail Corporation International ("Biovail") seeking, inter alia, an order directing the FDA to provide the Company with a 180 day period of marketing exclusivity for its bioequivalent formulations of Dilacor XR/Registered trademark/ and Cardizem/Registered trademark/ CD. On or about May 15, 1998, Biovail Corporation International ("Biovail") filed a counterclaim against Andrx Pharmaceuticals for alleged violations of Sections 1 and 2 of the Sherman-Antitrust Act and a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with contract. Biovail seeks injunctive relief and treble the amount of its proved actual damages in an unspecified amount, plus interest, with respect to its federal law claims, and actual and punitive damages in unspecified amounts, plus interest, with respect to its common law claims. The Company believes that Biovail's claims have no merit and, on July 10, 1998, Andrx Pharmaceuticals filed a motion to dismiss the counterclaim upon the ground that it fails to state a claim upon which relief can be granted.

         From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. Except for the matters disclosed above or in the Company's Form 10-K for the year ended December 31, 1997, the Company is not currently a party to any other legal proceeding, the adverse outcome of which, individually or in

                       ANDRX CORPORATION AND SUBSIDIARIES

                                  JUNE 30, 1998
                                   (UNAUDITED)

the aggregate, could reasonably be expected to have a material adverse effect on the Company's business, operating results and financial condition.

         The litigation process is inherently uncertain and it is possible that the resolution of the matters disclosed above may adversely affect the Company. Except as noted above, there have been no material developments in any legal matters since the Company's Form 10-K for the year ended December 31, 1997.

6.       CYBEAR MERGER WITH PUBLIC SHELL

         In July 1998, CyBear entered into a merger agreement with 1997 Corp. 1997 Corp. is a "blank check" company that has a registration statement on file with the SEC to seek a business combination with an operating entity. On July 28, 1998, 1997 Corp. filed a post-effective amendment to its Form SB-2 Registration Statement, to consummate the merger with CyBear. The merger is expected to be effective in or about October 1998. Once effective, the current 1997 Corp. shareholders will own approximately 2% of the outstanding shares of common stock of CyBear.

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "WOULD," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY RECENTLY COMMERCIALIZED ITS FIRST PRODUCT, INCLUDING A HISTORY OF NET LOSSES, RELATIVELY UNPROVEN TECHNOLOGIES, LIMITED MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY AND PHARMACEUTICAL DISTRIBUTION COMPANIES, INCLUDING, BUT NOT LIMITED TO, COMPLIANCE WITH GOVERNMENT REGULATIONS AND THE POSSIBILITY OF PATENT INFRINGEMENT LITIGATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THIS REPORT AND THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

INTRODUCTION

         Andrx was organized in August 1992 and in November 1992 commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996 the Company commenced its efforts to develop brand name controlled-released products and Internet based software applications for healthcare providers. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the U.S. Food and Drug Administration ("FDA") granted final approval of the Abbreviated New Drug Application ("ANDA") for the Company's bioequivalent version of Dilacor XR/Registered trademark/, its first manufactured product, which the Company immediately launched.

         Andrx is party to a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively "Hoechst") arising out of a patent infringement claim brought against the Company by Hoechst (the "HMR Litigation") relating to the Company's bioequivalent version of Cardizem/Registered trademark/ CD. Andrx and Hoechst entered into the Stipulation in partial settlement of the HMR Litigation in order to reduce the risks that both parties face as the case is litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Hoechst. Hoechst agreed to compensate Andrx for any lost profits, which are stipulated to be $100.0 million per year, if Andrx ultimately prevails in the HMR Litigation. Hoechst also agreed to make non-refundable quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem/Registered trademark/ CD and continuing until the HMR Litigation is resolved or certain other events occur. Such quarterly payments are to be credited against the payments of the stipulated lost profits if Andrx prevails in the HMR Litigation. In July 1998, the Company received both final FDA marketing approval for its bioequivalent version of Cardizem/Registered trademark/ CD and its first quarterly payment for $9.1 million (prorated for the 84 days in the quarter ending September 30, 1998).

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1998, AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

         Net sales from distributed products were $52.9 million for the three months ended June 30, 1998 ("1998 Quarter"), an increase of $20.3 million or 62.3%, as compared to $32.6 million for the three months ended June 30, 1997 ("1997 Quarter"). The increase in net sales from distributed products reflects an increase in sales to customers, as well as an increase in the number of customers.

         For the 1998 Quarter, net sales from the Company's first manufactured product, a bioequivalent version of Dilacor XR/Registered trademark/, were $2.7 million.

         Licensing revenues of $426,000 were generated in the 1998 Quarter from the Company's domestic and international licensing arrangements.

         Gross profit on net sales from distributed products was $8.0 million or 15.1% in the 1998 Quarter, an increase of $3.1 million or 62.7% as compared to $4.9 million or 15.1% in the 1997 Quarter. The Company expects that continuing competition and pricing pressures within the generic pharmaceutical industry may reduce the Company's gross profit percentage on net sales from distributed products in future periods.

         Manufacturing costs, which include costs of manufactured products sold and idle manufacturing facility costs, were $1.3 million in the 1998 Quarter, as compared to $472,000 in the 1997 Quarter. The increase in manufacturing costs primarily relates to the costs of manufactured products sold in the 1998 Quarter. The Company's first manufactured product was launched in October 1997. While the Company commenced its commercial-scale manufacturing operation in the second quarter of 1997, the manufacturing facility was not fully utilized for its commercial manufacturing operations during the 1998 Quarter and the 1997 Quarter. As the Company increases its production of saleable products in the future periods, manufacturing costs will be absorbed as a component of the cost of inventory.

         Selling, general and administrative expenses as a percentage of total revenues decreased to 11.4% for the 1998 Quarter, as compared to 13.7% for the 1997 Quarter. Selling, general and administrative expenses increased to $6.4 million in the 1998 Quarter, as compared to $4.5 million in the 1997 Quarter, primarily due to an increase in the selling activities necessary to support the increase in sales from distributed products and sales from the Company's first manufactured product.

         Research and development expenses increased to $4.1 million in the 1998 Quarter, as compared to $1.7 million in the 1997 Quarter. This increase of $2.4 million or 142.2% in research and development expenses reflects the progress and expansion of activities in the Company's ANDA program to develop bioequivalent controlled-release products and the expansion of activities in the Company's New Drug Application ("NDA") program to develop brand name controlled-release products.

         The Company's equity in losses of ANCIRC was $388,000 in the 1998 Quarter, as compared to $360,000 in the 1997 Quarter.

         The Company incurred $746,000 of software development and administration costs in the 1998 Quarter, as compared to $305,000 in the 1997 Quarter. These costs relate to the continued development of the Company's CyBear/Registered trademark/ software applications and the establishment of the related administrative infrastructure to commercialize CyBear's products.

         Interest income was $230,000 in the 1998 Quarter, as compared to $336,000 in the 1997 Quarter. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 1998 Quarter, as compared to the 1997 Quarter, primarily a result of spending on research and development efforts and purchases of inventories. The Company invests in short-term investment grade interest bearing securities.

         Interest expense decreased to $102,000 in the 1998 Quarter from $211,000 in the 1997 Quarter. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's bank loan during the 1998 Quarter, as compared to the 1997 Quarter. Such borrowings are utilized to fund the Company's distribution operations.

         Due to its net losses for the 1998 Quarter and the 1997 Quarter, the Company was not required to provide for federal or state income taxes. Under the provisions of SFAS No. 109, the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards. As of December 31, 1997, the Company has net operating loss carryforwards of approximately $19 million and $14 million, for financial reporting purposes and federal income tax purposes, respectively, which, if not utilized, will begin to expire in 2008.

         SIX MONTHS ENDED JUNE 30, 1998, AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

         Net sales from distributed products were $100.9 million for the six months ended June 30, 1998 ("1998 Period"), an increase of $37.7 million or 59.7%, as compared to $63.2 million for the six months ended June 30, 1997 ("1997 Period"). The increase in net sales from distributed products reflects an increase in sales to customers, as well as an increase in the number of customers.

         For the 1998 Period, net sales from the Company's first manufactured product, a bioequivalent version of Dilacor XR/Registered trademark/, were $5.3 million.

         Licensing revenues of $426,000 were generated in the 1998 Period from the Company's domestic and international licensing arrangements.

          Gross profit on net sales from distributed products was $15.1 million or 15.0% in the 1998 Period, an increase of $5.4 million or 56.2% as compared to $9.7 million or 15.3% in the 1997 Period. The Company expects that continuing competition and pricing pressures within the generic pharmaceutical industry may reduce the Company's gross profit percentage on net sales from distributed products in future periods.

         Manufacturing costs, which include costs of manufactured products sold and idle manufacturing facility costs, were $2.3 million in the 1998 Period, as compared to $472,000 in the 1997 Period. The increase in manufacturing costs primarily relates to the costs of manufactured products sold in the 1998 Period. The Company's first manufactured product was launched in October 1997. While the Company commenced its commercial-scale manufacturing operation in the second quarter of 1997, the manufacturing facility was not fully utilized for its commercial manufacturing operations during the 1998 Period and the 1997 Period. As the Company increases its production of saleable products in the future periods, manufacturing costs will be absorbed as a component of the cost of inventory.

         Selling, general and administrative expenses as a percentage of total revenues decreased to 11.7% for the 1998 Period, as compared to 12.9% for the 1997 Period. Selling, general and administrative expenses increased to $12.5 million in the 1998 Period, as compared to $8.2 million in the 1997 Period, primarily due to an increase in the activities necessary to support the increase in sales from distributed products and sales from the Company's first manufactured product.

         Research and development expenses increased to $7.2 million in the 1998 Period, as compared to $3.7 million in the 1997 Period. This increase of $3.5 million or 92.5% in research and development expenses reflects the progress and expansion of activities in the Company's ANDA program to develop bioequivalent controlled-release products and the expansion of activities in the NDA program to develop brand products.

         The Company's equity in losses of ANCIRC was $686,000 in the 1998 Period, as compared to $763,000 in the 1997 Period.

         The Company incurred $1.2 million of software development and administration costs in the 1998 Period, as compared to $576,000 in the 1997 Period. These costs relate to the continued development of the Company's CyBear/Registered trademark/ healthcare software applications and the establishment of the related administrative infrastructure to commercialize such products.

         Interest income was $523,000 in the 1998 Period, as compared to $722,000 in the 1997 Period. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 1998 Period, as compared to the 1997 Period, primarily as a result of increased spending on research and development efforts and purchases of inventories.

         Interest expense decreased to $148,000 in the 1998 Period from $341,000 in the 1997 Period. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's bank loan during the 1998 Period, as compared to the 1997 Period.

         Due to its net losses for the 1998 Period and the 1997 Period, the Company was not required to provide for federal or state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to June 1996, the Company financed its operations primarily through private placements of equity securities which generated net proceeds of $27.9 million and, to a lesser extent, through bank borrowings. In June 1996, the Company consummated its initial public offering which generated net proceeds of $27.4 million. In June 1997, the Company completed two private placements which generated net proceeds of $21.3 million. As of June 30, 1998, Andrx had $13.4 million in cash, cash equivalents and investments available-for-sale and $41.4 million of working capital.

         Net cash used in operating activities for the 1998 Period was $15.9 million, as compared to $9.4 million for the 1997 Period. In the 1998 Period and the 1997 Period, the net cash used in operating activities was primarily used to fund research and development efforts and increases in inventories and accounts receivable, offset by increases in accounts payable and accrued liabilities. The increase in inventories include purchases in anticipation of potential price increases by the generic manufacturers.

         Net cash provided by investing activities was $7.4 million in the 1998 Period, as compared to net cash used in investing activities of $12.5 million in the 1997 Period. In the 1998 Period, $11.4 million of investments available-for-sale matured and the Company purchased $4.0 million of property, plant and equipment. In the 1997 Period, the Company purchased investments available-for-sale of $7.3 million and purchased $5.2 million of property, plant and equipment. In the 1998 Period, the capital expenditures were primarily for the purchase of approximately 15 acres of land. In the 1997 Period, the capital expenditures were primarily for the procurement of manufacturing equipment.

         Net cash provided by financing activities was $7.8 million in the 1998 Period, as compared to $26.3 million in the 1997 Period. Net cash provided by financing activities in the 1998 Period consisted of net borrowings of $6.2 million from the Company's bank loan and $1.5 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants. Net cash provided by financing activities for the 1997 Period, consists of $21.3 million from the issuance of shares of common stock in private placement transactions, $2.7 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants and $2.3 million of net borrowings from the Company's bank loan.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's bank loan of $6.8 million as of June 30, 1998, as compared to $538,000 as of December 31, 1997. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. In April 1998, the Company amended its bank loan whereby the total available borrowings were increased from $10.0 million to $30.0 million and, if the Company maintains certain levels of an average outstanding balance, the interest rate may be decreased from the present rate of prime (8.5% as of June 30, 1998) plus 0.5%.

         In the 1998 Quarter, the Company purchased approximately 15 acres of land on which it intends to construct a facility for its research and development, manufacturing and corporate activities. The Company intends to evaluate and possibly obtain external financing for such construction. Additionally, the Company is evaluating leasing new premises for its distribution and software development activities.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

See Note 5 to the Consolidated Financial Statements included in PART I, ITEM I of this report.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                a) On June 29, 1998, the Company held its Annual Meeting of
                   Shareholders (the "Meeting").

                b) Not applicable.

                c) At the Meeting, the following matters were voted upon:

                           (i)  Election of Directors.

The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                                                      WITHHOLD
                           NAME                     FOR              AUTHORITY
                           ----                     ---              ---------
                Elliot F. Hahn, Ph.D.            13,695,534            8,708

                Rep. Elaine Bloom                13,695,734            8,508

                           (ii) Ratification   of  the   appointment  of  Arthur
                                Andersen LLP as the Company's independent certified public accountants for the year ending December 31, 1998.

                                With respect to the foregoing matter, 13,700,736 shares were voted in favor, 1,525 shares against and 1,981 shares abstained. There were no broker non-votes.

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

August 12, 1998

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  27          Financial Data Schedule