Form 10-Q
period 1998-09-30
ANDRX CORP
filed 1998-11-16
CIK 911755

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                             YES [X]    NO [ ]

         As of November 2, 1998, 15,097,100 shares of the Registrant's only class of common stock were issued and outstanding.

================================================================================

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                     PAGE NUMBER
                                                                     -----------
INDEX TO FORM 10-Q                                                         2

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets
                    as of September 30, 1998 (Unaudited) and
                    December 31, 1997                                       3

                  Consolidated Statements of Operations - (Unaudited)
                   for the three and nine months ended
                   September 30, 1998 and 1997                              4

                  Consolidated Statements of Cash Flows - (Unaudited)
                    for the nine months ended
                    September 30, 1998 and 1997                             5

                  Notes to Consolidated Financial Statements - (Unaudited)  6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             14


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         23

         Item 6.    Exhibits and Reports on Form 8-K                        23


SIGNATURES                                                                  24

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                                      1998           1997
                                                                                    --------       --------
                                          ASSETS                                   (UNAUDITED)
Current assets

   Cash and cash equivalents                                                        $  6,669       $  6,625
   Investments available-for-sale                                                      9,466         18,918
   Accounts receivable, net of allowances of $2,211(unaudited) and
      $1,589 as of September 30, 1998 and December 31, 1997, respectively             29,940         22,632
   Inventories                                                                        32,859         25,901
   Investment in and due from joint venture, net                                         371            416
   Prepaid and other current assets                                                      711            636
                                                                                    --------       --------

      Total current assets                                                            80,016         75,128

Property, plant and equipment, net                                                    17,928         15,403
Other assets                                                                             413            314
                                                                                    --------       --------

      Total assets                                                                  $ 98,357       $ 90,845
                                                                                    ========       ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                 $ 20,995       $ 24,299
   Accrued liabilities                                                                 8,351          5,147
   Bank loan                                                                           3,933            538
                                                                                    --------       --------

      Total current liabilities                                                       33,279         29,984
                                                                                    --------       --------

Commitments and contingencies
Shareholders' equity

   Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized;
      none issued and outstanding as of September 30, 1998
      (unaudited) and December 31, 1997                                                 --             --
   Common stock; $0.001 par value, 25,000,000 shares authorized;
      15,076,000 (unaudited) and 14,856,700 shares issued and
      outstanding as of September 30, 1998 and December 31, 1997, respectively            15             15
   Additional paid-in capital                                                         85,011         82,954
   Accumulated deficit                                                               (19,959)       (22,145)
   Unrealized gain on investments available-for-sale                                      11             37
                                                                                    --------       --------

      Total shareholders' equity                                                      65,078         60,861
                                                                                    --------       --------

      Total liabilities and shareholders' equity                                    $ 98,357       $ 90,845
                                                                                    ========       ========

          See accompanying notes to consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                -------------------------------       -------------------------------
                                                    1998               1997               1998               1997
                                                ------------       ------------       ------------       ------------
Revenues
   Distributed products, net                    $     55,312       $     42,573       $    156,247       $    105,794
   Manufactured products, net                          2,731               --                8,020               --
   Stipulation fees                                    9,130               --                9,130               --
   Licensing                                              93                 88                519                 88
                                                ------------       ------------       ------------       ------------
Total revenues                                        67,266             42,661            173,916            105,882
                                                ------------       ------------       ------------       ------------
Operating expenses
   Cost of  distributed products                      46,888             36,502            132,707             90,048
   Manufacturing costs                                 1,502                522              3,808                994
     (including idle facility costs)
   Selling, general and administrative                 8,321              4,915             20,796             13,094
   Research and development                            4,996              3,031             12,176              6,761
   Equity in losses of joint venture                     228                498                914              1,261
   Software development and administration               935                393              2,171                969
                                                ------------       ------------       ------------       ------------
Total operating expenses                              62,870             45,861            172,572            113,127
                                                ------------       ------------       ------------       ------------
Income (loss) from operations                          4,396             (3,200)             1,344             (7,245)

Other income (expense)
   Gain on sale of CyBear, Inc. shares                   500               --                  500               --
   Interest income                                       230                442                754              1,165
   Interest expense                                     (174)              (107)              (322)              (449)
                                                ------------       ------------       ------------       ------------

Income (loss) before income taxes                      4,952             (2,865)             2,276             (6,529)

Income taxes                                              90               --                   90               --
                                                ------------       ------------       ------------       ------------
Net income (loss)                               $      4,862       $     (2,865)      $      2,186       $     (6,529)
                                                ============       ============       ============       ============

Basic net income (loss) per share               $       0.32       $      (0.19)      $       0.15       $      (0.47)
                                                ============       ============       ============       ============
Diluted net income (loss) per share             $       0.31       $      (0.19)      $       0.14       $      (0.47)
                                                ============       ============       ============       ============

Basic weighted average shares of common
       stock outstanding                          15,064,800         14,736,300         14,991,100         14,006,200
                                                ============       ============       ============       ============
Diluted weighted average shares of common
       stock outstanding                          15,912,900         14,736,300         15,890,600         14,006,200
                                                ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               -----------------------
                                                                                 1998           1997
                                                                               --------       --------
Cash flows from operating activities
    Net income (loss)                                                          $  2,186       $ (6,529)
    Adjustments to reconcile net income (loss) to
          net cash used in operating activities
          Depreciation and amortization                                           2,214          1,400
          Provision for accounts receivable, net                                    622            163
          Gain on sale of CyBear, Inc. shares                                      (500)          --
          Options granted to consultants                                            150           --
          Equity in losses of joint venture                                         914          1,261
          Contributions to joint venture                                         (1,200)        (1,200)
          Increase in accounts receivable                                        (7,930)        (8,625)
          (Increase) decrease in due from joint venture, net                        331            (22)
          Increase in inventories                                                (6,958)       (12,048)
          Increase in prepaid and other current assets                              (75)          (408)
          (Increase) decrease in other assets                                       (99)            13
          Increase (decrease) in accounts payable and accrued liabilities          (100)        14,247
                                                                               --------       --------

Net cash used in operating activities                                           (10,445)       (11,748)
                                                                               --------       --------

Cash flows from investing activities
  Maturity of investments available-for-sale                                      9,426            895
  Purchase of property, plant and equipment                                      (4,739)        (6,695)
                                                                               --------       --------

Net cash provided by (used in) investing activities                               4,687         (5,800)
                                                                               --------       --------

Cash flows from financing activities
  Net borrowings (repayments) under bank loan                                     3,395         (5,696)
  Proceeds from issuance of shares of common stock, net                            --           21,343
  Proceeds from exercises of stock options and warrants                           1,907          3,524
  Proceeds from sale of CyBear, Inc. shares                                         500           --
                                                                               --------       --------

Net cash provided by financing activities                                         5,802         19,171
                                                                               --------       --------

Net increase in cash and cash equivalents                                            44          1,623
Cash and cash equivalents, beginning of period                                    6,625          3,427
                                                                               --------       --------

Cash and cash equivalents, end of period                                       $  6,669       $  5,050
                                                                               ========       ========

Supplemental disclosure of cash paid during the period for:

Interest                                                                       $    322       $    449
                                                                               ========       ========

Income taxes                                                                   $   --         $   --
                                                                               ========       ========

           See accompanying notes to consolidated financial statements

                       ANDRX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1998 and the cash flows for the nine months ended September 30, 1998, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       COMPREHENSIVE INCOME (LOSS)

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", effective January 1, 1998. SFAS No. 130, establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The components of the Company's comprehensive income (loss) are as follows (in thousands):

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,              SEPTEMBER 30,
                                           --------------------       ---------------------
                                            1998          1997          1998          1997
                                           -------      -------       -------       -------
Net income (loss)                          $ 4,862      $(2,865)      $ 2,186       $(6,529)
Unrealized gain (loss) on investments
  available-for-sale                             6           45           (26)           19
                                           -------      -------       -------       -------

Comprehensive income (loss)                $ 4,868      $(2,820)      $ 2,160       $(6,510)
                                           =======      =======       =======       =======

                       ANDRX CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

3.        JOINT VENTURE

         In September 1998, upon receiving U.S. Food and Drug Administration ("FDA") approval, ANCIRC Pharmaceuticals ("ANCIRC"), the Company's 50/50 joint venture with Watson Pharmaceuticals, Inc., launched its first product, a bioequivalent version of Trental/registered trademark/. Condensed unaudited balance sheets and statements of operations information for ANCIRC are as follows (in thousands):

                                 BALANCE SHEETS
                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        1998                1997
                                                                    -------------       ------------
                                ASSETS

Cash and cash equivalents                                              $   313            $   416
Accounts receivable, net                                                   118               --
Inventories                                                                180                312
Laboratory equipment, net                                                  196                237
                                                                       -------            -------

      Total assets                                                     $   807            $   965
                                                                       =======            =======

                 LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Current liabilities                                                    $   320            $ 1,050
Partners' equity (deficit)                                                 487                (85)
                                                                       -------            -------

      Total liabilities and partners' equity (deficit)                 $   807            $   965
                                                                       =======            =======

                            STATEMENTS OF OPERATIONS

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------       ---------------------
                                        1998          1997         1998          1997
                                       -------       ------       -------       -------
Product sales, net                     $   118       $ --         $   118       $  --
                                       =======       ======       =======       =======
Gross profit                           $    71       $ --         $    71       $  --
                                       =======       ======       =======       =======
Research and development expenses      $   531       $  999       $ 1,909       $ 2,546
                                       =======       ======       =======       =======
Net loss                               $  (457)      $ (995)      $(1,828)      $(2,522)
                                       =======       ======       =======       =======

                       ANDRX CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

         As of September 30, 1998 and December 31, 1997, Andrx Pharmaceuticals, Inc. ("Andrx Pharmaceuticals"), the Company's wholly owned subsidiary engaged in the development, manufacture and sale of bioequivalent pharmaceuticals, was due $245,000 and $458,000, respectively, from ANCIRC for research and development services rendered. Anda Generics, Inc. ("Anda Generics"), the Company's wholly owned subsidiary engaged in pharmaceutical distribution, is the distributor of ANCIRC's products. Anda Generics recovers selling, marketing and administrative costs from its sales of ANCIRC's products to customers. As of September 30, 1998, Anda Generics owed ANCIRC $118,000 for purchases of ANCIRC's products. Amounts due to or from ANCIRC are included in "Investment in and due from joint venture, net" in the accompanying consolidated balance sheets. The Company is committed to the funding of ANCIRC's future operations.

4.       CYBEAR, INC.

         In July 1998, CyBear, Inc. ("CyBear"), the Company's subsidiary engaged in the development of Internet based software applications for healthcare providers, entered into a merger agreement with 1997 Corp. 1997 Corp. is a "blank check" company that has a registration statement on file with the SEC to seek a business combination with an operating entity. The merger is expected to be consummated in November 1998. Upon consummation of the merger, CyBear will become a wholly owned subsidiary of 1997 Corp., the current shareholders of CyBear will own approximately 98% of the outstanding shares of common stock of 1997 Corp. and 1997 Corp. will change its name to CyBear.

         In September 1998, the Company recognized $500,000 in gain on the sale of CyBear shares of common stock to CyBear's new Chairman. Such sale was at $3.00 a share or approximately a $40 million valuation for CyBear.

5.       INCOME TAXES

         For the three and nine months ended September 30, 1998, the Company provided $90,000 for federal alternative minimum income taxes. For the 1998 periods, the Company was not required to provide for federal or state income taxes due to its net operating loss carryforwards. For the 1997 periods, the Company was not required to provide for income or alternative minimum income taxes due to its net losses. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards.

                       ANDRX CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

6.       EARNINGS (LOSS) PER SHARE

         For the profitable three and nine months ended September 30, 1998, diluted net income per share is based on the weighted average shares of common stock outstanding including common stock equivalents. For the three and nine months ended September 30, 1997 diluted net loss per share is based on the weighted average shares of common stock outstanding. As the 1997 periods were unprofitable, all common stock equivalents were excluded from the calculation of diluted net loss per share since the effect was antidilutive.

         The components of the diluted weighted average shares of common stock outstanding, are as follows:

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                          --------------------------      --------------------------
                                             1998            1997            1998            1997
                                          ----------      ----------      ----------      ----------
Basic weighted average shares
of common stock outstanding               15,064,800      14,736,300      14,991,100      14,006,200

Impact of warrants after application
of the treasury method                       308,800            --           338,400            --

Impact of options after application
of the treasury method                       539,300            --           561,100            --
                                          ----------      ----------      ----------      ----------

Diluted weighted average shares of
common stock outstanding                  15,912,900      14,736,300      15,890,600      14,006,200
                                          ==========      ==========      ==========      ==========

7.       STIPULATION FEES

         Andrx is party to a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "HMRI") arising out of a patent infringement claim brought against the Company by HMRI (the "HMRI Litigation") relating to the Company's bioequivalent version of Cardizem/registered trademark/ CD. Andrx and HMRI entered into the Stipulation in partial settlement of the HMRI Litigation in order to reduce the risks that both parties face as the case is litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against HMRI. HMRI agreed to compensate Andrx for any lost profits, which are stipulated to be $100 million per year, if Andrx ultimately prevails in the HMRI Litigation. HMRI also agreed to make non-refundable quarterly payments of $10 million to Andrx, beginning upon Andrx' receipt of final FDA

                       ANDRX CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

approval for its bioequivalent version of Cardizem/registered trademark/ CD and continuing until either the HMRI Litigation is resolved or certain other events occur. Such quarterly payments are to be credited against the payments of the stipulated lost profits if Andrx prevails in the HMRI Litigation. In July 1998, the Company received both final FDA marketing approval for its bioequivalent version of Cardizem/registered trademark/ CD and its first quarterly payment for $9.1 million (prorated from July 9, 1998). In October 1998, the Company received the $10 million quarterly payment for the 1998 fourth quarter.

         The Company and Chih-Ming J. Chen, Ph.D., its Co-Chairman and Chief Scientific Officer, a principal shareholder and director, are parties to a royalty agreement originally dated February 26, 1993(and thereafter amended), pursuant to which Dr. Chen was entitled to a royalty on any net operating revenues derived by Andrx from the sale of its generic version of Cardizem/registered trademark/ CD. In August 1998, the Company amended that royalty agreement to account for the various contingencies presented by the Stipulation. Royalties paid to Dr. Chen of $304,000 for the three months ended September 30, 1998 were based on 3.33% of the Stipulation fees. Such royalty expense is included in "Selling, General and Administrative Expenses" in the accompanying consolidated statements of operations.

8.       CONTINGENCIES

         (a) In May 1998, Astra Aktiebolag, Aktiebolaget Hassle, Astra Merck Enterprises Inc. and Astra Merck Inc. (collectively, "Astra") filed suit against Andrx Pharmaceuticals claiming patent infringement because of an Abbreviated New Drug Application ("ANDA") filed by Andrx Pharmaceuticals with the FDA for Prilosec/registered trademark/ (omeprazole). In June 1998, Andrx Pharmaceuticals responded to this claim by denying infringement, raising various affirmative defenses and by filing certain counterclaims against Astra. In July 1998, Astra filed a motion to strike or dismiss Andrx Pharmaceuticals' affirmative defenses and counterclaims predicated on the invalidity or unenforceability of the subject patents and in November 1998, the court dismissed this motion. In October 1998, Andrx Pharmaceuticals filed two motions for summary judgment regarding four of the seven patents in controversy. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

         (b) In October 1998, Biovail Corporation International, Biovail Laboratories Inc. and Galephar Puerto Rico, Inc. (collectively, "Biovail") filed suit against Andrx Pharmaceuticals claiming patent infringement because of an ANDA filed by Andrx Pharmaceuticals with the FDA for Tiazac/registered trademark/ (diltiazem hydrochloride). Biovail seeks an injunction enjoining Andrx Pharmaceuticals from further infringing the subject patent and an order directing that the effective date of any FDA approval of Andrx Pharmaceuticals' proposed generic version of

                       ANDRX CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

Tiazac/registered trademark/ be no earlier that the expiration date of the subject patent. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

         (c) In October 1998, Elan Corporation, PLC ("Elan") filed suit against Andrx Pharmaceuticals claiming patent infringement because of an ANDA filed by Andrx Pharmaceuticals with the FDA for Naprelan/registered trademark/ (naproxen sodium). Elan seeks a judgment enjoining Andrx Pharmaceuticals from further infringing the subject patent and ordering that the effective date of any FDA approval of Andrx Pharmaceuticals' proposed generics version of Naprelan/registered trademark/ be no earlier than the expiration date of the patent. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

         Claims of the nature referred to in (a), (b) and (c) above and Note 7, are made by pharmaceutical companies in connection with the Company's filing of ANDAs with the FDA which claim either that the Andrx product does not infringe such other companies' patents or that such patents are invalid. The Company evaluates the probability of patent infringement litigation with respect to each of its ANDA submissions on a case by case basis. Although the Company believes it has adequately provided for these matters based on the current available information, the Company may incur additional litigation and other costs in future years which may be material to the Company's results of operations and financial position.

         (d) In March 1998, Andrx received a letter from counsel for Medix Resources, Inc. ("Medix") and its subsidiary Cymedix Lynx Corporation ("Cymedix") alleging the theft and unlawful appropriation by CyBear, Andrx and certain directors, officers and employees of CyBear and Andrx, of certain computer medical software and Internet medical communications technology allegedly owned by Cymedix. The letter demands treble damages totaling $396.6 million pursuant to the civil theft provisions of Florida law, and also alleges claims under Florida's Racketeer Influenced and Corrupt Organization Act and certain other provisions of federal and state law. CyBear and Andrx believe that Medix' and Cymedix' accusations and threatened claims have no basis in substantial fact or legal support and in March 1998, filed a complaint against Medix and Cymedix for libel and slander arising from the improper public dissemination of the contents of the aforesaid demand letter with respect to each of the matters set forth in that letter. CyBear and Andrx intend to vigorously prosecute their complaints, which seek damages, costs, interest and attorneys' fees. In June 1998, Medix, on behalf of Cymedix, filed a complaint against CyBear, Andrx and certain directors, officers and employees of CyBear and Andrx alleging the theft and unlawful appropriation of Cymedix' computer medical software for remote online healthcare providers and Internet medical communications technology allegedly owned by Cymedix. Medix is seeking treble damages totaling $396.0 million. CyBear

                       ANDRX CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

and Andrx believe that Medix' suit has no basis in substantial fact or legal support and is without merit, and intend to vigorously defend against these claims.

         (e) In January 1998, Andrx Pharmaceuticals filed a complaint for an injunction and declaratory judgment against the FDA, Faulding, Inc., Biovail and later, Mylan Pharmaceuticals, Inc. ("Mylan"), seeking, inter alia, an order directing the FDA to provide the Company with a 180 day period of marketing exclusivity for its bioequivalent formulations of Dilacor XR/registered trademark/ and Cardizem/registered trademark/ CD. In April 1998 the Company prevailed in its claims against the FDA and Mylan with respect to its Dilacor XR/registered trademark/ product. In May 1998, Biovail filed a counterclaim against Andrx Pharmaceuticals for alleged violations of Sections 1 and 2 of the Sherman Antitrust Act and a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with contract. Biovail seeks injunctive relief and treble the amount of its proved actual damages in an unspecified amount, plus interest, with respect to its federal law claims, and actual and punitive damages in unspecified amounts, plus interest, with respect to its common law claims. The Company believes that Biovail's claims have no merit and, in July 1998, filed a motion to dismiss the counterclaim upon the ground that it fails to state a claim upon which relief can be granted. That motion is still pending.

         Meanwhile, Andrx Pharmaceuticals and the FDA have filed a joint motion for voluntary dismissal of the FDA from this lawsuit without prejudice on the ground that the Guidance for Industry issued by the FDA in July 1998 granted Andrx Pharmaceuticals the relief it seeks in the pending action. Biovail has filed an objection to the voluntary dismissal and the joint motion is under consideration by the court.

         (f) Putative class actions have been filed against Andrx Pharmaceuticals in Alabama, California, Illinois, Michigan and Wisconsin. The suits in Alabama and California were filed in August 1998, the suits in Michigan and Wisconsin were filed in September 1998, the Illinois suit was filed in October 1998. In all five suits Hoechst Aktiengesellschaft and Hoechst Marion Roussel, Inc. (collectively "Hoechst") have been named as co-defendants. The complaint in each action alleges that Andrx Pharmaceuticals and Hoechst, by way of the Stipulation described in Note 7, have engaged in alleged state antitrust and other statutory and common law violations which allegedly have given Hoechst and Andrx Pharmaceuticals a near monopoly in the U.S. market for Cardizem/registered trademark/ CD and a generic version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enable Hoechst to perpetuate its ability to fix the price of Cardizem/registered trademark/ CD at an artificially high price, free from generic competition, with the result that direct purchasers (such as pharmacies), as well as indirect purchasers (such as medical patients who have been issued prescriptions for Cardizem/registered trademark/ CD) are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. Andrx Pharmaceuticals believes that these five actions have no merit and intends to mount a vigorous defense against each action.

         (g) In October 1998, the Company was advised that the U.S. Federal Trade Commission

                       ANDRX CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

("FTC") is conducting an investigation to determine whether Andrx, HMRI or any other persons have engaged in unfair methods of competition. The Company is cooperating with the FTC's investigation which the Company believes relates to the Stipulation with HMRI.

         From time to time, the Company may be involved in litigation, claims and other disputes arising out of its operations in the normal course of business. Except for the matters disclosed above or in the Company's Form 10-K for the year ended December 31, 1997, the Company believes that is not currently a party to any other legal proceeding, the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's business, operating results and financial condition.

         The litigation process is inherently uncertain and it is possible that the resolution of any of the matters disclosed above may adversely affect the Company. Except as noted above, the Company believes there have been no material developments in any legal matters since the Company's Form 10-K for the year ended December 31, 1997.

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "WOULD," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY RECENTLY COMMERCIALIZED ITS FIRST PRODUCT, INCLUDING, BUT NOT LIMITED TO, A HISTORY OF NET LOSSES, RELATIVELY UNPROVEN TECHNOLOGIES, LIMITED MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY AND PHARMACEUTICAL DISTRIBUTION COMPANIES, INCLUDING, BUT NOT LIMITED TO, COMPLIANCE WITH GOVERNMENT REGULATIONS AND THE POSSIBILITY OF PATENT INFRINGEMENT LITIGATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THIS REPORT AND THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

         Andrx is party to a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively "HMRI") arising out of a patent infringement claim brought against the Company by HMRI (the "HMRI Litigation") relating to the Company's bioequivalent version of Cardizem/registered trademark/ CD. Andrx and HMRI entered into the Stipulation in partial settlement of the HMRI Litigation in order to reduce the risks that both parties face as the case is litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against HMRI. HMRI agreed to compensate Andrx for any lost profits, which are stipulated to be $100 million per year, if Andrx ultimately prevails in the HMRI Litigation. HMRI also agreed to make non-refundable quarterly payments of $10 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem/registered trademark/ CD and continuing until the HMRI Litigation is resolved or certain other events occur. Such quarterly payments are to be credited against the payments of the stipulated lost profits if Andrx prevails in the HMRI Litigation. In July 1998, the Company received both final FDA marketing approval for its bioequivalent version of Cardizem/registered trademark/ CD and its first quarterly payment for $9.1 million (prorated from July 9, 1998). On October 1, 1998, the Company received the $10 million quarterly payment for the 1998 fourth quarter.

         The Company is a 50% partner in ANCIRC Pharmaceuticals ("ANCIRC"), a joint venture with Watson Pharmaceuticals, Inc. ("Watson"), for the development of up to eight controlled-release pharmaceutical products. Capital contributions to, distributions from, and net income or losses generated by ANCIRC are allocated equally between the Company and Watson. In September 1998, upon receiving FDA approval, ANCIRC launched its first product, a generic version of Trental/registered trademark/.

          The Company is also party to domestic and international development and licensing agreements for additional controlled-release bioequivalent and brand products.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 QUARTER"), AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 QUARTER").

         For the 1998 Quarter, Andrx reported net income of $4.9 million or $0.31 per diluted weighted average share of common stock outstanding as compared to a net loss of $2.9 million or $0.19 per diluted weighted average share of common stock outstanding for the 1997 Quarter. Although the Company continued to increase its research and development spending, it became profitable in the 1998 Quarter for the first time as a result of fees generated by the Company pursuant to the Stipulation, the continued growth in profitability of the Company's distribution operation, profits realized from the sale of the Company's first manufactured product and a gain on the sale of shares of CyBear, Inc. ("CyBear"), the Company's subsidiary engaged in the development of Internet based software applications for healthcare providers.

         Total revenues increased by 57.7% to $67.3 million for the 1998 Quarter as compared to $42.7 million for the 1997 Quarter.

         Net sales from distributed products were $55.3 million for the 1998 Quarter, an increase of $12.7 million or 29.9%, as compared to $42.6 million for the 1997 Quarter. The increase in net sales from distributed products reflects an increase in sales to customers, as well as an increase in the number of customers.

         Net sales from manufactured products were $2.7 million for the 1998 Quarter. There were no comparable sales of manufactured products in the 1997 Quarter, as the Company launched its first manufactured product, a bioequivalent version of Dilacor XR/trademark/ in October 1997.

         Following the FDA's final approval of the Company's ANDA for Cardizem/registered trademark/ CD on July 9, 1998, Andrx received its first $10 million quarterly payment due under the Stipulation. The Stipulation fees for the 1998 Quarter were $9.1 million, prorated from July 9, 1998.

         Licensing revenues of $93,000 were generated in the 1998 Quarter.

         Gross profits from net sales of distributed products were $8.4 million or 15.2% in the 1998 Quarter, as compared to $6.1 million or 14.3% in the 1997 Quarter. The Company expects that continuing competition and pricing pressures within the generic pharmaceutical industry may reduce the Company's gross profit percentage on net sales from distributed products in future periods.

         Manufacturing costs for the 1998 Quarter of $1.5 million consist of costs of manufactured products as well as idle manufacturing facility costs. Manufacturing costs for the 1997 Quarter of $522,000 consist solely of idle manufacturing facility costs, as the Company did not launch its first manufactured product until October 1997. While the Company commenced its commercial-scale manufacturing operation during 1997, the manufacturing facility was not fully utilized for its commercial manufacturing operations during the 1998 Quarter and the 1997 Quarter. As the Company increases its production of saleable products in future periods, manufacturing costs will be absorbed as a component of the cost of inventory.

         Selling, general and administrative expenses were $8.3 million or 12.4% of total revenues for the 1998 Quarter, as compared to $4.9 million or 11.5% of total revenues for the 1997 Quarter. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in net sales from both distributed products and the Company's first manufactured product and includes a royalty to the Company's Co-Chairman and Chief Scientific Officer, who is also a principal shareholder and director, payable with respect to the Stipulation fees.

         Research and development expenses were $5.0 million in the 1998 Quarter, as compared to $3.0 million for the 1997 Quarter. The increase in research and development expenses of $2.0 million or 64.8% reflects the progress and expansion of the Company's development activities in its bioequivalent
(ANDA) and brand name (NDA) programs, including legal costs related to patent infringement claims associated with the Company's ANDA filings.

         The Company's equity in losses of ANCIRC was $228,000 in the 1998 Quarter, as compared to $498,000 for the 1997 Quarter. In September 1998, upon receiving FDA approval, ANCIRC launched its first product, a generic version of Trental/registered trademark/. This product was formulated by Andrx, is being manufactured by Watson and is being marketed by Andrx.

         In the 1998 Quarter, the Company incurred $935,000 of software development and administration costs as compared to $393,000 in the 1997 Quarter. The increase in software development and administration costs primarily relates to the progress in the development of CyBear's Internet based software application for healthcare providers and the establishment of the related administrative infrastructure.

         In the 1998 Quarter, Andrx recognized $500,000 in gain on the sale of CyBear shares of common stock to CyBear's new Chairman. Such sale was at $3.00 a share or approximately a $40 million valuation for CyBear.

         Interest income was $230,000 in the 1998 Quarter, as compared to $442,000 in the 1997 Quarter. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 1998 Quarter as compared to the 1997 Quarter. The Company invests in short-term investment grade interest bearing securities.

         Interest expense increased to $174,000 in the 1998 Quarter from $107,000 in the 1997 Quarter. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during the 1998 Quarter as compared to the 1997 Quarter. Such borrowings are utilized to fund the Company's distribution operations.

         In the 1998 Quarter, the Company provided $90,000 for federal alternative minimum income taxes. For the 1998 Quarter, the Company was not required to provide for federal or state income taxes due to its net operating loss carryforwards. For the 1997 Quarter, the Company was not required to provide for income or alternative minimum income taxes due to its net losses. Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards.

         The diluted weighted average shares of common stock outstanding were
15.9 million in the 1998 Quarter as compared to 14.7 million for the 1997 Quarter. Such increase resulted primarily from the inclusion of stock equivalents in the profitable 1998 Quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 PERIOD"), AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997("1997 PERIOD").

         For the 1998 Period, Andrx reported net income of $2.2 million or $0.14 per diluted weighted average share of common stock outstanding as compared to a net loss of $6.5 million or $0.47 per diluted weighted average share of common stock outstanding for 1997 Period. Although the Company continued to increase its research and development spending, it became profitable in the 1998 Period for the first time as a result of fees generated by the Company pursuant to the Stipulation, the continued growth in profitability of the Company's distribution operation, profits realized from the sale of the Company's first manufactured product and a gain on the sale of shares of CyBear.

         Total revenues increased by 64.3% to $173.9 million for the 1998 Period as compared to $105.9 for the 1997 Period.

         Net sales from distributed products were $156.2 million for the 1998 Period, an increase of $50.5 million or 47.7%, as compared to $105.8 million for the 1997 Period. The increase in net sales from distributed products reflects an increase in sales to customers, as well as an increase in the number of customers.

         Net sales from manufactured products were $8.0 million for the 1998 Period. There were no comparable sales from manufactured products in the 1997 Period.

         Following the FDA's final approval of the Company's ANDA for Cardizem/registered trademark/ CD on July 9, 1998, Andrx received its first $10 million quarterly payment due under its status quo Stipulation with HMRI. The stipulation fees for the 1998 Period were $9.1 million.

         Licensing revenues were $519,000 in the 1998 Period, as compared to $88,000 in the 1997 Period.

         Gross profits from net sales of distributed products were $23.5 million or 15.1% in the 1998 Period, as compared to $15.7 million or 14.9% in the 1997 Period.

         Manufacturing costs for the 1998 Period of $3.8 million consist of costs of manufactured products as well as idle manufacturing facility costs. Manufacturing costs for the 1997 Period of $994,000 consist solely of idle manufacturing facility costs, as the Company did not launch its first manufactured product until October 1997.

         Selling, general and administrative expenses were $20.8 million or 12.0% of total revenues for the 1998 Period, as compared to $13.1 million or 12.4% of total revenues for the 1997 Period. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in net sales from both distributed products and the Company's first manufactured product and includes a royalty to the Company's Co-Chairman and Chief Scientific Officer, who is also a principal shareholder and director, with respect to the Stipulation fees.

         Research and development expenses were $12.2 million in the 1998 Period, as compared to $6.8 million in the 1997 Period. The increase in research and development expenses of $5.4 million or 80.1% reflects the progress and expansion of the Company's development activities for its bioequivalent (ANDA) and brand name (NDA) programs, including legal costs related to patent infringement claims associated with the Company's ANDA filings.

         The Company's equity in losses of ANCIRC was $914,000 in the 1998 Period, as compared to $1.3 million in the 1997 Period. In September 1998, upon receiving FDA approval, ANCIRC launched its first product, a generic version of Trental/registered trademark/.

         In the 1998 Period, the Company incurred $2.2 million of software development and administration costs as compared to $969,000 in the 1997 Period. The increase in software development and administration costs primarily relates to the progress in the development of CyBear's Internet based software application for healthcare providers and the establishment of the related administrative infrastructure.

         In the 1998 Period, Andrx recognized $500,000 in gain on the sale of CyBear shares of common stock to CyBear's new Chairman.

         Interest income was $754,000 in the 1998 Period, as compared to $1.2 million in the 1997 Period. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during the 1998 Period, as compared to the 1997 Period.

         Interest expense decreased to $322,000 in the 1998 Period from $449,000 in the 1997 Period. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's bank loan during the 1998 Period, as compared to the 1997 Period.

         In the 1998 Period, the Company provided $90,000 for federal alternative minimum income taxes. For the 1998 Period, the Company was not required to provide for federal or state income taxes due to its net operating loss carryforwards. In the 1997 Period, the Company was not required to provide for income or alternative minimum income taxes due to its net losses.

         The diluted weighted average shares of common stock outstanding were
15.9 million in the 1998 Period as compared to 14.0 million in the 1997 Period. Such increase resulted primarily from the inclusion of stock equivalents in the profitable 1998 Period.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, Andrx had $16.1 million in cash, cash equivalents and investments available-for-sale and $46.7 million of working capital.

         Net cash used in operating activities for the 1998 Period was $10.4 million, as compared to $11.7 million for the 1997 Period. In the 1998 Period and the 1997 Period, the net cash used in operating activities was primarily used to fund research and development efforts and increases in inventories and accounts receivable. In the 1997 Period, such increases were offset by an increase in accounts payable and accrued liabilities. The increase in inventories in the 1998 Period include purchases of inventories for distribution in anticipation of potential price increases by the generic drug manufacturers.

         Net cash provided by investing activities was $4.7 million in the 1998 Period, as compared to net cash used in investing activities of $5.8 million in the 1997 Period. In the 1998 Period, $9.4 million of investments available-for-sale matured and the Company purchased $4.7 million of property, plant and equipment. In the 1997 Period, $895,000 of investments available-for-sale matured and the Company purchased $6.7 million of property, plant and equipment. In the 1998 Period, the capital expenditures were primarily for the purchase of approximately 15 acres of land. In the 1997 Period, the capital expenditures were primarily for the procurement of manufacturing equipment.

         Net cash provided by financing activities was $5.8 million in the 1998 Period, as compared to $19.2 million in the 1997 Period. Net cash provided by financing activities in the 1998 Period consisted of net borrowings of $3.4 million under the Company's bank loan, $1.9 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants and $500,000 in proceeds from the gain on the sale of shares of CyBear. Net cash provided by financing activities for the 1997 Period, consisted of $21.3 million from the issuance of shares of common stock in private placement transactions, $3.5 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants offset by $5.7 million of net repayments on the Company's bank loan.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's bank loan of $3.9 million as of September 30, 1998, as compared to $538,000 as of December 31, 1997. Such increase relates to the financing of additional inventory for distribution. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. In April 1998, the Company amended its bank loan whereby the total available borrowings were increased from $10.0 million to $30.0 million and, if the Company maintains certain levels of an average outstanding balance, the interest rate may be decreased from the present rate of prime (8.5% as of September 30, 1998) plus 0.5%.

         In the 1998 Period, the Company purchased approximately 15 acres of land on which it intends to construct a facility for its research and development, manufacturing and corporate activities. The Company intends to evaluate and possibly obtain external financing for such construction. The Company has also leased two new premises which it intends to utilize for its distribution, and software development and administration activities.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or a miscalculation, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology and complicate the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. As such, when in the ordinary course of replacing computer equipment and software, the Company will attempt to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates that its

Year 2000 identification, assessment, remediation and testing efforts, which began in the first quarter 1998, are expected to be completed by third quarter 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of November 2, 1998, it had completed approximately 30% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 70% of the initiatives are in process and expected to be completed on or about the third quarter 1999.

         The Company has also mailed letters to its significant vendors, customers and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of November 2, 1998 the Company had received responses from approximately 18% of such third parties, and 46% of the Companies that have responded have provided written assurance that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, will be conducted in January 1999.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $1 million and will be funded from current existing financial resources. As of November 2, 1998 the Company had incurred costs of approximately $200,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These $200,000 in costs were for analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been materially delayed and Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         The Company has not yet begun, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 8 to the "Notes to Consolidated Financial Statements" included in PART I, Item 1 of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.34    Amendment to Royalty Agreement between the Registrant and
         Chih-Ming J. Chen.

10.35 Lease Agreement relating to premises located at 500 Blue Lake Drive, Boca Raton, Florida

10.36 Lease Agreement relating to premises located at 2915 Weston Road, Weston, Florida

27.1     Financial Data Schedule

(b) Reports on Form 8-K:

        None

                                ANDRX CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         By /s/ ALAN P. COHEN
                            -------------------------------------------------
                                Alan P. Cohen
                                Co-Chairman and Chief Executive Officer
                                (Principal Executive Officer)

                         By /s/ ANGELO C. MALAHIAS
                            -------------------------------------------------
                                Angelo C. Malahias
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

November 16, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
--------                         -----------
10.34    Amendment to Royalty Agreement between the Registrant and
         Chih-Ming J. Chen.

10.35 Lease Agreement relating to premises located at 500 Blue Lake Drive, Boca Raton, Florida

10.36 Lease Agreement relating to premises located at 2915 Weston Road, Weston, Florida

27.1     Financial Data Schedule