Form 10-K
period 1998-12-31
ANDRX CORP
filed 1999-03-31
CIK 911755

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28454

                                   ----------

                               ANDRX CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   ----------

           FLORIDA                                              65-0366879
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

4001 SOUTHWEST 47TH AVENUE
FORT LAUDERDALE, FLORIDA                                           33314
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                         (ZIP CODE)

                                 (954) 584-0300
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON MARCH 12, 1999 IS: 15,248,200.

THE AGGREGATE MARKET VALUE, AS OF MARCH 12, 1999, FOR SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS APPROXIMATELY $623,623,000.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

                           FORWARD-LOOKING STATEMENTS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY COMMERCIALIZED A FEW PRODUCTS, HAS NEW TECHNOLOGIES, LIMITED MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, NEED FOR FUTURE CAPITAL AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND PATENT INFRINGEMENT AND OTHER LITIGATION. ADDITIONALLY, THE COMPANY IS SUBJECT TO RISKS AND UNCERTAINTIES ASSOCIATED WITH DRUG DISTRIBUTION COMPANIES, INCLUDING BUT NOT LIMITED TO FIERCE COMPETITION, COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, AND DECREASING GROSS PROFITS. IN ADDITION, THE COMPANY'S INTERNET BASED HEALTHCARE SOLUTIONS SUBSIDIARY IS SUBJECT TO THE RISKS AND UNCERTAINTIES OF A DEVELOPMENT STAGE INTERNET COMPANY, INCLUDING BUT NOT LIMITED TO LIMITED OPERATING HISTORY, UNCERTAINTY OF MARKET ACCEPTANCE, CHANGES IN TECHNOLOGY, LIMITED CAPITAL, AND DEPENDENCE ON THE ADOPTION OF THE INTERNET AS A BUSINESS AND ADVERTISING MEDIUM. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION").

                                     PART I

ITEM 1.  BUSINESS

(A)      GENERAL DEVELOPMENT OF THE BUSINESS

         Andrx formulates and commercializes controlled-release oral pharmaceuticals using proprietary drug delivery technologies. To date, the Company has developed eight different drug delivery technologies that have been patented or for which patent applications have been filed. Andrx believes that its technologies are flexible and can be modified to apply to a variety of pharmaceutical products. The Company is applying proprietary drug delivery technologies and formulation skills, either directly or through collaborative arrangements, to the development of:

         /bullet/ generic versions of select brand name pharmaceuticals;

         /bullet/ brand name controlled-release formulations of existing immediate-release or controlled-release drugs where Andrx believes that the application of its drug delivery technologies may improve the efficacy or other characteristics of that product; and

         /bullet/ controlled-release versions of existing drugs and drugs under development for other pharmaceutical companies.

         Andrx does not presently intend to develop new chemical entities.

         The Company believes that pharmaceutical companies are increasingly using controlled-release drug delivery technologies to improve drug therapy. Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. These technologies also allow for the development of "patient-friendly" dosage forms, which reduce the number of times a drug must be taken, thus improving patient compliance. Controlled-release pharmaceuticals can be especially beneficial for certain patient populations, such as the elderly, who often require several medications with differing dosing regimens.

         The Company believes the market for advanced drug delivery systems is large and growing rapidly. Based on published data, the market for orally-administered drugs that utilize sustained and controlled-release drug delivery systems is expected to increase to approximately $50 billion in 2005 from approximately $10 billion in 1995. The Company also believes that pharmaceutical companies that do not have controlled-release drug delivery technology expertise will rely upon third parties such as Andrx to develop such technologies to their product candidates.

         The following is a list of some of Andrx' bioequivalent products that are currently approved or awaiting FDA approval:

         Dilacor XR/registered trademark/ In October 1997, Andrx received approval from the U.S. Food and Drug Administration ("FDA") and commenced selling its generic version of Dilacor XR/registered trademark/. Dilacor XR/registered trademark/ is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Watson Pharmaceuticals, Inc. ("Watson").

         Cardizem/registered trademark/ CD In July 1998, Andrx received FDA approval to sell its generic version of
                           Cardizem/registered trademark/ CD.
                           Cardizem/registered trademark/ CD is also used for the treatment of hypertension and chronic stable angina and is currently being marketed by Hoechst Marion Roussel, Inc. ("HMR"). The Company has not started selling this product.

         Prilosec/registered trademark/ In April 1998, Andrx submitted an
                           Abbreviated New Drug Application ("ANDA") to the FDA to sell its generic version of Prilosec/registered trademark/. Prilosec/registered trademark/ is used for the treatment of ulcers and is currently being marketed by Astra Aktiebolag ("Astra").

         Tiazac/registered trademark/ In June 1998, Andrx submitted an ANDA to the FDA to sell its generic version of
                           Tiazac/registered trademark/. Tiazac/registered trademark/ is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Forest Laboratories, Inc. ("Forest").

         Naprelan/registered trademark/ In August 1998, Andrx submitted an ANDA to the FDA to sell its generic version of Naprelan/registered trademark/. Naprelan/registered trademark/ is used for the treatment of inflammation and is currently being marketed by Elan Corporation plc ("Elan").

         Andrx is a 50% partner in ANCIRC Pharmaceuticals ("ANCIRC"), a joint venture with Watson, for the development of up to eight generic controlled-release pharmaceuticals. Watson also owns approximately 18% of the Company's outstanding common stock and has warrants to acquire 337,100 additional shares. In April and December 1997, ANCIRC submitted ANDAs to the FDA for a bioequivalent version of Trental/registered trademark/ and one other controlled-release product. In September 1998, the FDA approved the ANDA for ANCIRC's bioequivalent version of Trental/registered trademark/ and ANCIRC immediately launched this product. The Trental/registered trademark/ product was formulated by Andrx, is being manufactured by Watson and is being marketed by Andrx. On March 24, 1999 the FDA approved the ANDA for ANCIRC's second product, a bioequivalent version of Oruvail/registered trademark/. This product has yet to be launched. The ANCIRC version of Oruvail/registered trademark/ was formulated by Andrx and will also be manufactured and marketed by Andrx.

         Andrx has numerous additional bioequivalent versions of controlled-release drugs under development, either directly or through ANCIRC. The Company is continually evaluating other potential product candidates. In selecting these product candidates, Andrx focuses on pharmaceuticals with high sales volume for which marketing exclusivity or patent rights have expired or are near expiration.

         Andrx is also applying its proprietary drug delivery technologies to the development of brand name controlled-release formulations of existing immediate-release and controlled-release drugs. In selecting its product candidates, the Company focuses on pharmaceuticals with high sales volume whose patents will expire in the time frame that allows Andrx to complete the development prior to the patent expiration. Andrx believes that the application of its drug delivery technologies will improve the efficacy or other characteristics of these products, for example, by decreasing undesired side effects or reducing the number of times a drug must be taken. The Company currently has six product candidates under development.

         The Company is also using its proprietary drug delivery technologies in collaborative arrangements with other pharmaceutical companies to formulate controlled-release versions of existing commercialized drugs and drugs under development for these companies. In addition to improving drug efficacy and reducing side effects, Andrx believes that its drug delivery technologies will provide pharmaceutical companies with the opportunity to enhance the commercial value of their existing products and new drug candidates.

         Andrx also markets and distributes generic drugs manufactured by third parties. These operations generated substantially all of the Company's revenues prior to the fourth quarter of 1997, when the Company commenced selling its bioequivalent version of Dilacor XR/registered trademark/, its first manufactured product. The customer base for this operation consists primarily of independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups. Andrx is using its distribution operations to assist in the marketing of its bioequivalent versions of Dilacor XR/registered trademark/ and Trental/registered trademark/ and plans to use these operations to assist in the marketing of other controlled-release products being developed by the Company, ANCIRC and its collaborative partners. These operations also provide Andrx with the ability to directly observe and participate in developments and trends in the generic pharmaceutical industry.

         In 1997, Andrx formed an information technology subsidiary which uses the Internet and Internet-based browser technologies to develop applications designed to improve communications and increase efficiencies for healthcare providers. In November 1998, Andrx merged a then 98% owned subsidiary, Cybear, Inc., into a wholly owned subsidiary of 1997 Corp., a Delaware corporation. 1997 Corp. was a "blank check" company seeking a business combination with an operating entity. Upon completion of this merger, Cybear, Inc. became a wholly owned subsidiary of 1997 Corp. and 1997 Corp. changed its name to Cybear Inc. ("Cybear"). As of December 31, 1998 Andrx owned approximately 95% of Cybear Inc. The merger was intended to be a tax-free reorganization for federal income tax purposes and was treated as a recapitalization of CyBear, Inc. for accounting and financial reporting purposes.

         The Company was incorporated on August 28, 1992 under the name "Andrx Pharmaceuticals, Inc.", and commenced operations and assumed its present name in November of that year. The Company's executive offices are located at 4001 Southwest 47th Avenue, Fort Lauderdale, FL 33314, and the Company's telephone number is (954) 584-0300. Unless the context otherwise requires, references herein to "Andrx" or the "Company" are to Andrx Corporation and its subsidiaries.

B)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         See Note 17 to the Consolidated Financial Statements included in Item 8 herein.

C)       NARRATIVE DESCRIPTION OF BUSINESS

ANDRX' PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         Andrx is developing and applying multiple drug delivery technologies to control the release characteristics of a variety of orally-administered drugs. Controlled-release products are formulations which release active drug compounds in the body gradually and predictably over a 12- or 24-hour period and which therefore need be taken only once or twice daily. Controlled-release products typically provide numerous benefits over immediate release drugs, including (i) greater effectiveness in the treatment of chronic conditions; (ii) reduced side effects; (iii) greater convenience (only once or twice a day); and (iv) higher levels of patient compliance due to a simplified dosing schedule. To date, the Company has developed eight distinct drug delivery technologies that are patented or for which patent applications have been filed. These controlled-release technologies were designed specifically for a drug that was being formulated. The Company believes that its technologies are relatively flexible and can be modified to apply to a variety of pharmaceutical products.

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

         The following summarizes the Company's drug delivery technologies:

 DRUG DELIVERY TECHNOLOGY                         DESCRIPTION
 ------------------------                         -----------
PELLETIZED PULSATILE                PPDS is designed for use with products that
  DELIVERY SYSTEM ("PPDS")          require a pulsed release of the drug. This
                                    technology uses pellets that are coated
                                    with specific polymers and agents to control the release rate of the microencapsulated drug. By varying the proportion and composition of the polymer mixtures, the release rate of the drug may be specifically controlled.

SINGLE COMPOSITION OSMOTIC          SCOT utilizes various osmotic modulating
  TABLET SYSTEM ("SCOT")            agents as well as polymer coatings to
                                    provide a zero-order release of a drug (a constant rate of release).

SOLUBILITY MODULATING               SMHS is designed for products utilizing a
  HYDROGEL SYSTEM ("SMHS")          hydrogel-based dosage system that provides
                                    for sustained release without the need to use special coatings or structures, which add to the cost of manufacturing. This technology avoids the "initial burst effect" commonly observed with other sustained-release hydrogel formulations.

DELAYED PULSATILE                   DPHS is designed for use with hydrogel
  HYDROGEL SYSTEM ("DPHS")          matrix products that are characterized by an
                                    initial zero-order release of drug followed by a rapid release. This release profile is achieved by the blending of selected hydrogel polymers to achieve a delayed pulse.

STABILIZED PELLET DELIVERY          SPDS is designed specifically for unstable
  SYSTEM ("SPDS")                   drugs, incorporating a pellet core of drug
                                    and protective polymer outer layer(s).

GRANULATED MODULATING               GMHS incorporates hydrogel and binding
  HYDROGEL SYSTEM ("GMHS")          polymers with the drug, which is formed into
                                    granules and then pressed into tablet form.

PELTAB SYSTEM ("PELTAB")            Peltab utilizes polymer-coated drug pellets
                                    or drug crystals which are manufactured into tablets. In order to provide a controlled release, a water insoluble polymer is used to coat discrete drug pellets or crystals, which then can resist the action of fluids in the gastrointestinal tract. This technology incorporates a strong polymer coating enabling the coated pellets to be compressed into tablets without significant breakage.

PORTAB SYSTEM ("PORTAB")            Portab is designed for controlled-release
                                    dosage forms, which utilize an osmotic core typically containing a water soluble drug.
                                    The core includes a water soluble component and a continuous polymer coating. The purpose of the soluble agent is to expand the core and thereby create microporous channels through which the drug is released.

PRODUCT DEVELOPMENT

         BIOEQUIVALENT CONTROLLED-RELEASE PHARMACEUTICALS

         The Company is applying its proprietary drug delivery technologies and formulation skills to the development of bioequivalent versions of selected high sales volume, controlled-release brand name pharmaceuticals, for which marketing exclusivity or patent rights have expired or are near expiration. In late 1995, the Company submitted ANDAs to the FDA covering bioequivalent versions of Cardizem/registered trademark/ CD and Dilacor XR/registered trademark/. In October 1997, the Company received FDA approval of its ANDA for the bioequivalent version of Dilacor XR/registered trademark/ and commenced marketing this product. In July 1998, the Company received FDA approval of its ANDA for its bioequivalent version of Cardizem/registered trademark/ CD. According to data from IMS America, the brand name versions of these drugs had combined 1998 U.S. sales of approximately $790 million.

         In September 1997, the Company entered into a Stipulation and Agreement ("Stipulation") with HMR and Carderm Capital L.P. (collectively "HMRI") wherein Andrx agreed that if the patent infringement action against the Company related to the Cardizem/registered trademark/ CD product ("HMR Litigation") is not concluded by the date the FDA grants final approval of the Company's ANDA for the bioequivalent version of Cardizem/registered trademark/ CD, Andrx will not commence the commercial sale of the product in the U.S. until a final and unappealable judgment is issued. The Stipulation provides that upon FDA final approval of its product Andrx will begin to receive interim payments from HMRI of $10.0 million per quarter which, absent certain defaults by Andrx, are non-refundable. The FDA approval Andrx received in July 1998 triggered the $10.0 million quarterly payment and in July 1998 the Company received its first quarterly payment of $9.1 million (prorated for the 84 days in the quarter ended September 30, 1998). For the year ended December 31, 1998, the Company received a total of $19.1 million in interim stipulation fees. These payments will increase retroactively to $100.0 million per year, less the amounts previously received by Andrx, if Andrx prevails in the HMR Litigation. The Stipulation also provides the Company with the option of licensing HMRI's patents covering the Cardizem/registered trademark/ CD product at certain times.

         In April 1998, Andrx submitted an ANDA for its bioequivalent version of Prilosec/registered trademark/, which is used for the treatment of ulcers and gastroesophageal reflux disease and is currently being marketed by Astra. According to data from IMS America, the brand name versions of Prilosec/registered trademark/ were the leading drug products in the U.S. and worldwide in 1998 with sales of approximately $3 billion and $5 billion, respectively. In September 1998, Andrx submitted ANDAs for its bioequivalent versions of Tiazac/registered trademark/, which is used for the treatment of hypertension and chronic stable angina and is currently marketed by Forest, and for Naprelan/registered trademark/, which is used for the treatment of inflammation and is currently marketed by Elan. According to data from IMS America, the brand name versions of these drugs had combined 1998 U.S. sales of approximately $195 million.

         BIOEQUIVALENT PRODUCT PIPELINE

         In addition to the products for which ANDAs have been submitted, the Company, either directly or through ANCIRC, is attempting to develop many additional bioequivalent versions of brand name controlled-release drugs. The Company is continually evaluating potential product candidates.

         BIOEQUIVALENT PHARMACEUTICAL DEVELOPMENT PROCESS

         When developing bioequivalent pharmaceuticals, the Company is required to prove that its product candidate will exhibit IN VIVO release characteristics equivalent to those of the brand name pharmaceutical. For a controlled-release pharmaceutical, the drug delivery technology utilized to replicate the release rates of the brand name pharmaceutical must do so without infringing any unexpired patents. The process by which generic controlled-release products are developed for manufacture and sale in the U.S. may be categorized into three basic stages: (i) formulation development; (ii) bioequivalence studies; and
(iii) an ANDA filing with the FDA.

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

         Once a suitable formulation has been developed, human bioequivalence studies are conducted which compare the Company's formulation to the brand name drug. Because bioequivalence studies can be relatively expensive to perform, the Company often conducts a preliminary bioequivalence study in which it manufactures a small batch of its product for testing in a limited number of human subjects (typically six to eight). If the formulation yields a blood level profile comparable to the brand name drug, full-scale bioequivalence studies may be performed, which studies require the manufacture of at least 100,000 dosage units and usually involve 24 or more human subjects. These studies are conducted to determine the plasma concentrations of the drug in human subjects under fasted and fed conditions as well as under multiple dose administration. If successful, the studies will demonstrate that the rate and extent of absorption of the bioequivalent version is equivalent to that of the brand name drug. If the studies demonstrate that the blood level profiles of the Company's product are not comparable to the brand name drug, the Company will either modify its formulation or alter the drug delivery technology employed.

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

         BRAND NAME CONTROLLED-RELEASE PHARMACEUTICALS

         The Company is applying its proprietary drug delivery technologies to the development of brand name controlled-release formulations of existing immediate-release and controlled-release drugs. In selecting its product candidates, the Company focuses on high sales volume pharmaceuticals whose patents will expire in the time frame that allows Andrx to complete the development prior to the patent expiration. The Company believes that the application of its drug delivery technologies will improve the efficacy or other characteristics of these products, for example, by decreasing undesired side effects or reducing the frequency of administration. The Company currently has six product candidates under development in its NDA program.

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

         The Company believes that the FDA approval process of its brand name controlled-release formulations will be shorter than that typically associated with most new drugs because the Company's development efforts involve chemical entities which have been previously approved by the FDA. The Company may also receive certain marketing exclusivity rights for a controlled-release product it develops in its NDA program. In order to facilitate development of these products, the Company plans to undertake formulation development and clinical studies, where applicable, on its own. Thereafter, the Company will evaluate entering into collaborative arrangements with other pharmaceutical companies to commercialize these products.

         PHARMACEUTICALS DEVELOPED FOR THIRD PARTIES

         The Company is also working with other pharmaceutical companies to formulate controlled-release versions of their existing commercialized drugs and drugs they are developing using its proprietary drug delivery technologies. In addition to improving drug efficacy, the Company believes that its drug delivery technologies will provide these pharmaceutical companies with the opportunity to enhance the commercial value of their existing and new drug candidates.

         ANCIRC PHARMACEUTICALS JOINT VENTURE ("ANCIRC")

         In July 1994, the Company entered into a joint venture with Circa Pharmaceuticals, Inc. ("Circa") for the development of up to six generic controlled-release products. In July 1995, Circa was acquired by Watson. Since it acquired Circa, Watson has expanded its relationship with Andrx to include up to eight bioequivalent controlled-release products (the "ANCIRC Products") and has made equity investments in the Company (including Common Stock purchased from certain principal shareholders) in the aggregate of approximately $ 36.9 million. Watson owns approximately 18% of the Company's outstanding Common Stock and has warrants to acquire an additional 337,100 shares of Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions--Transactions with Watson".

         In July 1994, the Company and Watson identified six product candidates for development by ANCIRC. Until three products have been successfully developed, the Company and Watson will agree on a substitute product candidate for any product candidate which is not successfully developed. Once three products are successfully developed, the parties will not be required to agree upon more than two additional substitute product candidates. In October 1995, the agreement with Watson was amended to provide that the Company and Watson will agree on two additional product candidates to be developed by ANCIRC. Those product candidates were subsequently identified by the parties. The Company has agreed that Dr. Chih-Ming J. Chen, its Co-Chairman and Chief Scientific Officer, will personally supervise the development of all of the ANCIRC Products until at least five products have been successfully developed.

         ANCIRC is a 50/50 joint venture between the Company and Watson with capital contributions and distributions and net income or losses allocated equally between the Company and Watson. The Company and Watson have each designated three representatives who together constitute the management committee of ANCIRC. This management committee is responsible for reviewing each partner's progress on the various projects on which they are working, preparing budgets for each quarter, issuing capital calls to the Company and Watson when necessary, approving expenditures and resolving any disputes which may arise between the partners. The Company has made investments in ANCIRC totaling $7.4 million through December 31, 1998. The Company is responsible for contributing 50% of any additional capital contributions required by ANCIRC. Capital contributions are utilized by ANCIRC to pay (i) outside vendors (ii) services rendered by the Company and Watson to ANCIRC and (iii) to purchase finished goods inventory manufactured by Watson or the Company on ANCIRC's behalf.

         Under its research and development services agreement with ANCIRC, the Company is responsible for the development of formulations for each of the ANCIRC Products. When the Company has developed a formulation which the Company and Watson believe is promising, Watson is responsible, under its manufacturing and regulatory approval agreement with ANCIRC, for the manufacture of such quantities of the ANCIRC Product as may be necessary for ANCIRC to conduct bioequivalence studies required for an ANDA submission. If such studies are successful, Watson is also responsible for obtaining the necessary regulatory approvals for that ANCIRC Product and to manufacture that product in commercial quantities. Following regulatory approval, Andrx is responsible for marketing the ANCIRC Product throughout the U.S. pursuant to a distribution and marketing agreement with ANCIRC. The costs of developing, manufacturing and marketing the ANCIRC Products are charged to ANCIRC on an agreed-upon basis at least quarterly and ANCIRC then pays or reimburses both the Company and Watson for their respective services. Notwithstanding the foregoing, the Company and Watson have agreed that Andrx will be the manufacturer of ANCIRC's version of Oruvail/registered trademark/, which was approved by the FDA on March 24, 1999.

         In September 1998, the FDA approved the ANDA for ANCIRC's bioequivalent version of Trental/registered trademark/, which is currently being marketed by HMR. ANCIRC immediately launched this product. Pursuant to the ANCIRC joint venture agreement, this product was formulated by Andrx, is being manufactured by Watson and is being marketed by Andrx.

         DEVELOPMENT AND LICENSING AGREEMENTS

         The Company has entered into development and licensing agreements covering bioequivalent pharmaceuticals with U.S. and foreign pharmaceutical companies, including Watson, for additional generic controlled-release pharmaceutical products. Pursuant to such agreements, the licensees typically will fund the cost of product development and will pay the Company royalties in exchange for a license to manufacture and market the products for a specified period in a specified territory. Management believes that such arrangements offer a variety of benefits, including providing an additional source of funding for product development and affording the Company the ability to have certain of its bioequivalent controlled-release products sold through the distribution networks of these pharmaceutical companies. The Company may terminate a development and licensing agreement if the licensee fails to market the licensed product, in which case all rights revert to the Company.

MANUFACTURING

         The Company has a commercial manufacturing facility of approximately 35,000 square feet. This facility is being used to manufacture the Company's bioequivalent version of Dilacor XR/registered trademark/. In addition, assuming the HMR Litigation is resolved in Andrx' favor or Andrx licenses the HMRI patents related to Cardizem/registered trademark/ CD, the facility will be used for the manufacture of Andrx' bioequivalent version of Cardizem/registered trademark/ CD. The Company believes that such facility will be sufficient for these products. However, the Company's existing manufacturing facility will not be suitable for the manufacture of all of the additional products which the Company intends to develop and manufacture. Accordingly, the Company intends to convert portions of its existing facilities to additional manufacturing and related warehousing space, and has acquired property on which it can later build additional manufacturing space.

         The Company will be dependent on Watson to manufacture the products subject to the ANCIRC joint venture and on other companies with which it has development and licensing agreements to manufacture other products. See "Product Development."

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

         The Company plans to expand its generic pharmaceutical distribution operations by further increasing its customer base to include larger regional and national pharmacy chains. The Company is also using its distribution operations to assist in the marketing of its first manufactured product, a bioequivalent version of Dilacor XR/registered trademark/, and ANCIRC's first manufactured product, a bioequivalent version of Trental/registered trademark/. The Company plans to use its distribution operations to assist in the marketing of generic controlled-release products developed by the Company, ANCIRC and its collaborative partners.

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

MARKETING

         The Company is currently utilizing its existing distribution operations' sales and marketing personnel for marketing its bioequivalent version of Dilacor XR/registered trademark/ and ANCIRC's bioequivalent version of Trental/registered trademark/. The Company plans to utilize this personnel to assist in the marketing of other products being developed by the Company, ANCIRC and the Company's collaborative partners. In many instances, the Company's existing distribution customers will be targeted for the products developed by the Company.

CYBEAR

         In 1997, Andrx formed an information technology subsidiary which uses the Internet and Internet-based browser technologies to develop applications designed to improve communications and increase efficiencies for healthcare providers. In November 1998, Andrx merged a then 98% owned subsidiary, Cybear, Inc., into a wholly owned subsidiary of 1997 Corp., a Delaware corporation. 1997 Corp. was a "blank check" company seeking a business combination with an operating entity. Upon completion of this merger, Cybear, Inc. became a wholly owned subsidiary of 1997 Corp. and 1997 Corp. changed its name to Cybear Inc. ("Cybear"). As of December 31, 1998 Andrx owned approximately 95% of Cybear Inc. The merger was intended to be a tax-free reorganization for federal income tax purposes and was treated as a recapitalization of CyBear, Inc. for accounting and financial reporting purposes.

         Cybear is an information technology company using the Internet and Internet-based browser technologies to develop applications designed to improve communications and increase efficiencies for healthcare providers. Cybear has focused its efforts on developing its Solutions product line, an Internet Service Provider ("ISP") system that provides information and Internet-based productivity applications to the participants in the healthcare industry. In March 1999, Cybear introduced its first Solutions product, SolutionsMD, which addresses the communications and operational needs of physicians. CyBear's other solutions products, derived from SolutionsMD, will provide Internet-based productivity software applications and communication networks for other participants in the healthcare industry.

         SolutionsMD is a subscription-based Internet portal site that provides a combination of healthcare content, practice management tools, the entry point to a comprehensive communications network and ongoing access to further Solutions products and services. CyBear intends to market its first product, SolutionsMD to physicians and physician organizations throughout the United States.

         Over the next year, Cybear intends to supplement its core SolutionsMD product by introducing SolutionsNet, SolutionsRx and SolutionsHosp. These complementary products will contain applications, content and connectivity features that the more specialized users of these products will find useful. CyBear's ability to create private communications networks is an important improvement over the paper and fax communications typically used by physicians and their staffs and other healthcare providers. CyBear believes that its Solutions products will provide the structured communications and information necessary to improve the efficiency and quality of patient care, meeting the information demands of managed care and other reimbursement systems.

         In addition to CyBear's subscribers, CyBear believes advertisers will be attracted to its site because of its ability to target physicians by specialty, interact with them electronically and allow them to order pharmaceutical samples and other goods over a secure network.

COMPETITION

         The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, healthcare legislation, availability of financing and other factors. Many of its competitors have longer operating histories and greater financial, research and development, marketing and other resources than Andrx. The Company expects to be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, other manufacturers that may decide to undertake in-house development of these products. The Company cannot assure it will be able to successfully compete with these companies. In its generic pharmaceutical distribution business, Andrx competes with a number of large wholesalers and other distributors of generic pharmaceuticals. In its Cybear subsidiary, competitors include online services or websites, ISPs, publishers and distributors of offline media, healthcare information companies and large data processing and information companies.

PATENTS AND PROPRIETARY RIGHTS

         GENERAL

         Andrx believes that patent and trade secret protection, particularly of its drug delivery and formulation technologies, is important to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

         Andrx has been issued numerous U.S. and foreign patents and notice(s) of allowances relating to its drug delivery technologies. In addition, Andrx has filed additional U.S. patent applications and various foreign patent applications relating to its drug delivery technologies. The Company expects to apply for additional U.S. and foreign patents in the future. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. There is no assurance that the Company's patents or any future patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of the Company's patents. Furthermore, there is no assurance that (i) any of the Company's future processes or products will be patentable; (ii) any pending or additional patents will be issued in any or all appropriate jurisdictions; or
(iii) the Company's processes or products will not infringe upon the patents of third parties. The failure of the Company to protect its patent rights or infringement by the Company of the patent or proprietary rights of others could have a material adverse effect on the Company's results of operations and financial position.

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

         PATENT LITIGATION

         There has been substantial litigation in the pharmaceutical, biomedical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of patent rights. Most of the brand name controlled-release products for which the Company is developing bioequivalent versions are covered by one or more patents. Under the Drug Price Competition and Patent Restoration Act of 1984 (the "Waxman-Hatch Amendments"), when a drug developer files an ANDA for a generic drug, the developer must make a certain certification to the FDA as to whether the developer believes that an unexpired patent which has been listed with the FDA as covering the relevant brand-name product will be infringed by the developer's product. If the developer believes that its product does not infringe the brand product's patents or that any such unexpired patent is invalid or unenforceable (a "Paragraph IV Certification") that Paragraph IV Certification must also be provided to the patent holder, who may then challenge the developer's Paragraph IV Certification by filing a lawsuit for patent infringement. If a lawsuit is filed within 45 days from the day the patent holder received the Paragraph IV Certification, the FDA can review and tentatively approve the ANDA, but cannot make the marketing approval effective until a judgment in the action has been rendered in favor of the developer or approximately 30 months from the date the patent holder received the Paragraph IV Certification, whichever is sooner. If a patent holder commences a lawsuit like this, the outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation. To date, five such actions have been filed against the Company. One of these actions was dismissed without prejudice; one is the HMR Litigation relating to the Company's generic version of Cardizem/registered trademark/ CD; and its other actions relate to the Company's ANDAs for generic versions of Prilosec/registered trademark/, Tiazac/registered trademark/ and Naprelan/registered trademark/. The Company anticipates that additional actions may be filed as the Company, ANCIRC, or its collaborative partners file additional ANDAs containing Paragraph IV Certifications. The Company evaluates the probability of patent infringement litigation on a case-by-case basis and has provided for the estimated costs relating to existing litigation. The Company's business could be harmed by the delay in obtaining FDA approval to market its products as a result of litigation, the expense of litigation whether or not it is successful, or an adverse outcome in such litigation.

         CARDIZEM/registered trademark/ CD LITIGATION

         Andrx made a Paragraph IV Certification in connection with the ANDA filed for its bioequivalent version of Cardizem/registered trademark/ CD. In January 1996, HMRI commenced the HMR Litigation in the United States District Court, Southern District of Florida, alleging that Andrx' product infringes upon one of the six patents listed as covering Cardizem/registered trademark/ CD. While the Company believes that this product does not infringe upon the patent in question, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. In September 1997, the Company entered into the Stipulation with HMRI wherein Andrx agreed that, if the HMR Litigation is not concluded by the date the FDA grants final approval of the Company's ANDA for the bioequivalent version of Cardizem/registered trademark/ CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued. The Stipulation provides that upon FDA final approval of its product Andrx will begin to receive interim payments from HMRI of $10.0 million per quarter which, absent certain defaults by Andrx, are non-refundable. In July 1998, the Company received both final FDA marketing approval for its bioequivalent version of Cardizem/registered trademark/ CD and its first quarterly payment for $9.1 million (prorated for the 84 days in the quarter ended September 30, 1998). For the year ended December 31, 1998 the Company received a total of $19.1 million in total interim stipulation fees. These payments will continue until the HMR Litigation is concluded or other events occur. The payments will increase retroactively to $100.0 million per year, less the amounts previously received by Andrx, if Andrx prevails in the HMR Litigation. The Stipulation also provides Andrx with the option of licensing HMRI's patents covering the Cardizem/registered trademark/ CD product at certain times. The Company cannot assure that it will prevail in the HMR Litigation. The Company could be materially adversely affected by an adverse outcome in the HMR Litigation.

         In January 1998, Andrx Pharmaceuticals, Inc. ("Andrx Pharmaceuticals"), the Company's wholly owned subsidiary engaged in the development, manufacture, and sale of bioequivalent pharmaceuticals, filed a complaint for an Injunction and Declaratory Judgement against the FDA, Faulding, Inc. ("Faulding") and Biovail Corporation International ("Biovail") seeking, inter alia, an order directing the FDA to provide the Company with a 180-day period of marketing exclusivity for its bioequivalent versions of Dilacor XR/registered trademark/ and Cardizem/registered trademark/ CD. In May 1998, Biovail filed a counterclaim against Andrx Pharmaceuticals for alleged violations of Sections 1 and 2 of the Sherman-Antitrust Act and a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with contract. Biovail seeks injunctive relief and treble the amount of its proved actual damages in an unspecified amount, plus interest, with respect to its federal law claims, and actual and punitive damages in unspecified amounts, plus interest, with respect to its common law claims. The Company believes that Biovail's claims have no merit and, in July 1998, Andrx Pharmaceuticals filed a motion to dismiss the counterclaim upon the ground that it fails to state a claim upon which relief can be granted. That motion is still pending.

         Meanwhile, Andrx Pharmaceuticals, Faulding and the FDA have filed a joint motion for voluntary dismissal of the FDA and Faulding from this lawsuit without prejudice on the ground that the Guidance for Industry issued by the FDA in July 1998 granted Andrx Pharmaceuticals the relief it seeks in the pending action. This motion is under consideration by the Court.

         PRILOSEC/registered trademark/ LITIGATION

         Andrx made a Paragraph IV Certification in connection with the ANDA filed for its bioequivalent version of Prilosec/registered trademark/. In May 1998, Astra, Aktiebolaget Hassle, Astra Merck Enterprises Inc. and Astra Merck Inc. (collectively, the "Astra Group"), filed suit against Andrx Pharmaceuticals claiming patent infringement because of an ANDA filed by Andrx Pharmaceuticals with the FDA for a bioequivalent version of Prilosec/registered trademark/. Andrx Pharmaceuticals responded to this claim by denying infringement, raising various other defenses and by filing certain counterclaims against the Astra Group. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

         TIAZAC/registered trademark/ LITIGATION

         Andrx made a Paragraph IV Certification in connection with the ANDA filed for its bioequivalent version of Tiazac/registered trademark/. In October 1998, Biovail, Biovail Laboratories Inc. and Galephar Puerto Rico, Inc. (collectively, "Biovail Group") filed suit against Andrx Pharmaceuticals claiming patent infringement because of an ANDA filed by Andrx Pharmaceuticals with the FDA for a bioequivalent version of Tiazac/registered trademark/. Andrx Pharmaceuticals responded to this claim by denying infringement, raising various other defenses and by filing certain counterclaims against the Biovail Group. The Biovail Group seeks an injunction enjoining Andrx Pharmaceuticals from further infringing the subject patent and an order directing that the effective date of any FDA approval of Andrx Pharmaceuticals' proposed bioequivalent version of Tiazac/registered trademark/ be no earlier that the expiration date of the subject patent. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

         NAPRELAN/registered trademark/ LITIGATION

         Andrx made a Paragraph IV Certification in connection with the ANDA filed for its bioequivalent version of Naprelan/registered trademark/. In October 1998, Elan filed suit against Andrx Pharmaceuticals claiming patent infringement because of an ANDA filed by Andrx Pharmaceuticals with the FDA for a bioequivalent version of Naprelan/registered trademark/. Andrx Pharmaceuticals responded to this claim by denying infringement, raising various other defenses and by filing certain counterclaims against Elan. Elan seeks a judgment enjoining Andrx Pharmaceuticals from further infringing the subject patent and ordering that the effective date of any FDA approval of Andrx Pharmaceuticals' proposed bioequivalent version of Naprelan/registered trademark/ be no earlier than the expiration date of the patent. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

GOVERNMENT REGULATION

         Drug manufacturers are required to obtain FDA approval before marketing their new drug product candidates. The FDA approval process is costly and time consuming. The Company cannot assure that its bioequivalence or clinical studies and other data will result in FDA approval to market its new drug products. The Company believes that the FDA's abbreviated application procedures will apply to its bioequivalent versions of controlled-release drugs. The Company cannot assure that any of its bioequivalent versions of controlled-release drugs will be suitable for, or approved as part of, abbreviated applications. Certain abbreviated application procedures for bioequivalent controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for bioequivalent drugs. The Company cannot predict at this time whether the FDA will make any changes to the abbreviated application procedures as a result of such petitions or the effect that such changes may have on Andrx. Any changes in FDA regulations or policies may make abbreviated application approvals more difficult and, thus, may have a material adverse effect on the Company's business. Patent certification requirements for bioequivalent controlled-release drugs could also result in significant delays in obtaining FDA approval if patent infringement litigation is initiated by the holder or holders of the brand name patents. Delays in obtaining FDA approval of abbreviated applications can also result from a marketing exclusivity period and/or an extension of patent terms. If some of the Company's drugs do not qualify for abbreviated application procedures, as will be the case with certain of the Company's controlled-release formulations, the FDA approval process may require time consuming and expensive clinical studies and NDA filings.

         The FDA also regulates the development, manufacture, distribution, labeling and promotion of prescription drugs, requires that certain records be kept and reports be made, mandates registration of drug manufacturers and listing of their products and has the authority to inspect manufacturing facilities for compliance with GMP standards. As a distributor of generic pharmaceuticals manufactured by third parties, the Company is subject to state licensure and other requirements pertaining to the wholesale distribution of prescription drugs. The Company could be materially adversely affected by any failure to comply with licensing and other requirements. Other requirements exist for controlled drugs, such as narcotics, which are regulated by the U.S. Drug Enforcement Administration (the "DEA"). Further, the FDA has the authority to withdraw approvals of previously approved drugs for cause, to request recalls of products, to debar companies and individuals from future abbreviated application submissions and, through action in court, to seize products, institute criminal prosecution or close manufacturing plants in response to violations. The DEA has similar authority. Andrx could be materially adversely affected by such requirements or FDA or DEA actions.

         The Company has submitted ANDAs to the FDA for five controlled-release products, the bioequivalent versions of Cardizem/registered trademark/ CD, Dilacor/registered trademark/ XR, Prilosec/registered trademark/, Tiazac/registered trademark/ and Naprelan/registered trademark/. ANCIRC has submitted ANDAs for bioequivalent versions of Trental/registered trademark/ and Oruvail/registered trademark/. Of these ANDAs, the FDA has approved the ANDAs for the bioequivalent versions of Dilacor/registered trademark/ XR, Cardizem/registered trademark/ CD, Trental/registered trademark/ and Oruvail/registered trademark/. There can be no assurance that approval of the additional ANDAs submitted to the FDA, approval of any subsequent ANDAs, or other product approval requests submitted to the FDA will be received or that, if received, such approvals will be made effective. Even if regulatory approvals are obtained, Andrx will be required to comply with post-approval requirements for the manufacturing and marketing of our products.

PRODUCT LIABILITY INSURANCE

         The design, development and manufacture of the Company's products or the products the Company distributes involve a risk of product liability claims. The Company has obtained product liability insurance that covers substantially all products marketed by the Company in its generic drug distribution operations, bioequivalence and other studies for its controlled-release product candidates and the products the Company intends to commercialize. The Company believes that its product liability insurance is adequate for its current operations, but may seek to increase its coverage prior to the commercial introduction of its product candidates. Andrx cannot give assurance that the coverage limits of its insurance will be sufficient to cover potential claims. Product liability insurance is expensive and difficult to obtain and may not be available in the future on acceptable terms or in sufficient amounts, if available at all. The Company could be harmed by a successful claim against it in excess of the Company's insurance coverage.

PERSONNEL

         As of February 28, 1999, the Company had 527 employees, of whom 23 were involved in corporate administration, 298 were involved in the Company's distribution operations and 70 were involved in software development and administration. The remaining 136 employees were involved in research, pharmaceutical development and manufacturing, including over 60 scientists, many of whom hold Ph.D., masters or medical degrees.

ITEM 2.  PROPERTIES

         The Company leases approximately 97,000 square feet in a facility in Fort Lauderdale, Florida, which houses the Company's executive offices, warehousing and shipping facilities, a laboratory and pilot manufacturing plant and a commercial-scale manufacturing facility. The buildings are occupied pursuant to leases expiring May 31, 2003 at a current total annual rent of approximately $800,000. Each of the leases affords the Company five five-year renewal options, and requires the Company to pay certain increases in common area costs.

         The Company currently leases approximately 18,500 square feet of office space in Davie, Florida, which house its non-warehouse distribution staff. Such space is occupied pursuant to a lease expiring in May 1999, at an annual rent of $200,000 including common area maintenance costs and real estate taxes.

         The Company has purchased a 15-acre tract of land adjacent to the facilities which presently house many of the Company's current personnel. On this parcel, the Company contemplates building approximately 160,000 square feet of office, warehouse and manufacturing space sufficient to replace and expand those portions of the 97,000 square foot facility which are being used for purposes other than research, product development and manufacturing.

         The Company has leased a 152,000 square foot facility in Weston, Florida, for its distribution operations. This lease has a ten year term, with two five year renewal options, at an initial annual rental of approximately $984,000. The Company anticipates moving into this facility in June 1999 and will continue to use the other facilities described above for its distribution operations until that time.

         The Company also occupies a 2,900 square foot facility in Hackensack, New Jersey, for its clinical development operations, pursuant to a five year lease expiring August 2003 at an initial annual rental of approximately $70,000, and has a one year executive office suite lease, at an annual rental of approximately $12,000, in Willow Grove, Pennsylvania which it uses in connection with its sales and marketing operations.

         In February 1999, Cybear occupied 21,700 square feet of space in Boca Raton, Florida, to house its corporate headquarters and network systems. This facility is located in a high-technology office park and includes a state-of-the-art power and communications infrastructure that will be adequate for Cybear's needs for the foreseeable future. The lease provides for annual rent of $391,000 and has a five-year term with one five-year renewal option at market rates. Cybear also leases approximately 5,725 square feet of space in Tampa, Florida, for its software development staff, pursuant to two leases expiring in October 1999, with a one-year renewal option, at a current total annual rent of approximately $101,000, as well as approximately 4,000 square feet of office space in Ridgefield Park, New Jersey, at a total annual rent of $132,500 expiring in October 2003.

ITEM 3. LEGAL PROCEEDINGS

         See "Item 1. Business - Patents and Proprietary Rights" with respect to certain patent Litigation matters.

         In May 1996, an employee of the Company resigned from his position and, in connection therewith, claimed that he was entitled to receive, pursuant to the terms of his employment arrangement with the Company, a royalty equal to 1% of gross revenues from certain products under development by the Company. In May 1997, a complaint was filed against the Company seeking a declaratory judgment as to whether the former employee is entitled to a 1% royalty with respect to Andrx' versions of Cardizem/registered trademark/ CD and Dilacor XR/registered trademark/. Following mediation which commenced in March 1999, the parties agreed to settle their claims against each other with a single payment from Andrx to such employee for $545,000. Such settlement will be recorded in the quarter ending March 31, 1999.

         In March 1998, Andrx received a letter from counsel for Medix Resources, Inc. ("Medix") and its subsidiary Cymedix Lynx Corporation ("Cymedix") alleging the theft and unlawful appropriation by Cybear, Andrx and certain directors, officers and employees of Cybear and Andrx, of certain computer medical software and Internet medical communications technology allegedly owned by Cymedix. In March 1998, Cybear and Andrx filed a complaint against Medix and Cymedix for libel and slander arising from the improper public dissemination of the contents of the aforesaid demand letter with respect to each of the matters set forth in the aforesaid demand letter. In June 1998, Medix, on behalf of Cymedix, filed a complaint against Cybear, Andrx and certain directors, officers and employees of those entities alleging the theft and unlawful appropriation of Cymedix' computer medical software for remote online healthcare providers and Internet medical communications technology allegedly owned by Cymedix. Medix sought treble damages totaling $396.6 million pursuant to the civil theft provisions of Florida law, and also alleges claims under Florida's Racketeer Influenced and Corrupt Organization Act and certain other provisions of federal and state law. In February 1999, this matter was settled, with all of the parties releasing the others from any liability, through the single payment to Medix of $125,000 which was accrued in the accompanying consolidated financial statements for the year ended December 31, 1998.

         In addition to the previously described HMR Litigation, commencing in August 1998, putative class actions have been filed against Andrx Pharmaceuticals in Alabama, California, Florida, Illinois, Kansas, Michigan, Minnesota, New York, Tennessee, Wisconsin and the District of Columbia. In all of these suits Hoechst Aktiengesellschaft and HMR (collectively, "Hoechst") have been named as co-defendants. The complaint in each action alleges that Andrx Pharmaceuticals and Hoechst, by way of the Stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Hoechst and Andrx Pharmaceuticals a near monopoly in the U.S. market for Cardizem/registered trademark/ CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enable Hoechst to perpetuate its ability to fix the price of Cardizem/registered trademark/ CD at an artificially high price, free from generic competition, with the result that direct purchasers (such as pharmacies), as well as indirect purchasers (such as medical patients who have been issued prescriptions for Cardizem/registered trademark/ CD) are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. Andrx Pharmaceuticals believes that these actions have no merit and intends to mount a vigorous defense against each action.

         In October 1998, the Company was advised that the U.S. Federal Trade Commission ("FTC") is conducting an investigation to determine whether Andrx, HMRI or any other persons have engaged in unfair methods of competition. The Company is cooperating with the FTC's investigation, which the Company believes relates to the Stipulation with HMRI.

         In January 1999 the Company and its distribution subsidiary, Anda Generics, Inc. ("Anda Generics") were served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine. The substance of the third party complaints is that the defendants are without fault with respect to the claims in those actions but, if they are found liable on any of those claims, then allegedly having obtained one or more of the drugs from Anda Generics, are entitled to indemnification sufficient in the amount to pay and discharge any judgment entered against them in the putative class action together with costs, expenses and attorney fees. The Company and Anda Generics believe these claims are without merit.

         Other than the patent litigation matters and the above described litigation, the Company is not party to a legal proceeding wherein an adverse outcome would have a material adverse effect on the Company's results of operations, financial condition or business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

         The Company's Common Stock has been listed for trading on the Nasdaq National Market under the symbol "ADRX" since June 14, 1996. The following table sets forth, for the calendar quarters indicated, the range of high and low sale prices per share of Common Stock as reported by the Nasdaq National Market:

         1996                                           HIGH           LOW
         ----                                           ----           ---
         Second Quarter (Commencing June 14, 1996)    $17.50        $12.00
         Third Quarter                                 15.50         11.00
         Fourth Quarter                                17.63         12.75

         1997
         ----
         First Quarter                                $26.75        $15.25
         Second Quarter                                38.75         20.50
         Third Quarter                                 45.63         31.75
         Fourth Quarter                                47.00         28.75

         1998
         ----
         First Quarter                                $38.25        $24.50
         Second Quarter                                42.63         28.13
         Third Quarter                                 43.00         25.88
         Fourth Quarter                                49.88         24.63

(B)      HOLDERS

         As of March 12, 1999, there were approximately 187 holders of record of the Company's Common Stock. The Company believes the number of beneficial owners of its Common Stock is in excess of 4,265.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and related notes thereto included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                             YEARS ENDED DECEMBER 31,
                                                             (in thousands, except for share and per share amounts)
                                               -----------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA*                      1998             1997              1996              1995              1994
                                               ------------     ------------      ------------      ------------      ------------
Revenues
  Distributed products                         $    215,903     $    146,237      $     86,721      $     50,468      $     25,916
  Manufactured products                              11,472            3,324              --                --                --
  Stipulation fees                                   19,130             --                --                --                --
  Licensing                                             552              137                50               165               155
                                               ------------     ------------      ------------      ------------      ------------
Total revenues                                      247,057          149,698            86,771            50,633            26,071
                                               ------------     ------------      ------------      ------------      ------------
Operating expenses
  Cost of distributed products                      182,703          124,177            72,400            41,781            21,362
  Manufacturing costs
    (including idle facility costs)                   5,523            2,625              --                --                --
  Selling, general and administrative                29,157           18,734            13,178             8,647             5,390
  Research and development                           17,395            9,769             3,655             3,255             2,110
  Equity in losses of joint venture                     931            1,682             2,011             1,840               316
  Software development and administrative             4,005            1,442              --                --                --
                                               ------------     ------------      ------------      ------------      ------------
Total operating expenses                            239,714          158,429            91,244            55,523            29,178
                                               ------------     ------------      ------------      ------------      ------------
Income (loss) from operations                         7,343           (8,731)           (4,473)           (4,890)           (3,107)

Other income
  Gain on sale of Cybear shares                         700             --                --                --                --
  Interest income (expense), net                        684            1,095               445              (297)                2
                                               ------------     ------------      ------------      ------------      ------------
Income (loss) before income taxes                     8,727           (7,636)           (4,028)           (5,187)           (3,105)

Income taxes                                            333             --                --                --                --
                                               ------------     ------------      ------------      ------------      ------------
Net income (loss)                              $      8,394     $     (7,636)     $     (4,028)     $     (5,187)     $     (3,105)
                                               ============     ============      ============      ============      ============
Basic net income (loss) per share              $       0.56     $      (0.54)     $      (0.33)     $      (0.55)     $      (0.35)
                                               ============     ============      ============      ============      ============
Diluted net income (loss) per share            $       0.53     $      (0.54)     $      (0.33)     $      (0.55)     $      (0.35)
                                               ============     ============      ============      ============      ============
Basic weighted average shares of common
       stock outstanding                         15,022,700       14,213,100        12,148,000         9,446,800         8,758,400
                                               ============     ============      ============      ============      ============
Diluted weighted average shares of common
       stock outstanding                         15,926,700       14,213,100        12,148,000         9,446,800         8,758,400
                                               ============     ============      ============      ============      ============

* Certain prior year amounts have been reclassified to conform with the current year presentation.

                                                                     DECEMBER 31,
                                                                    (in thousands)
                                         ---------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                         ---------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA
  Cash, cash equivalents and
    investments available-for-sale       $  23,092      $  25,543      $  30,320      $  13,841      $   3,846
  Working capital                           51,345         45,144         32,963         14,402          4,368
  Total assets                             121,198         90,845         66,538         36,010         16,002
  Short-term borrowings                      4,207            546          6,563          6,101          2,635
  Accumulated deficit                      (13,751)       (22,145)       (14,509)       (10,481)        (5,294)
  Total shareholders' equity                72,583         60,861         42,762         18,325          8,098

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Andrx was organized in August 1992, and in November 1992 commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-released products and an Internet based software application for healthcare providers. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of the Company's ANDA for its bioequivalent version of Dilacor XR/registered trademark/, the Company's first manufactured product, which it immediately launched.

         In September 1997, Andrx entered into the Stipulation in partial settlement of the HMR Litigation in order to reduce the risks that both parties face as the case is litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against HMRI. HMRI agreed to compensate Andrx for any lost profits, which are stipulated to be $100.0 million per year, if Andrx ultimately prevails in the HMR Litigation. HMRI also agreed to make non-refundable quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem/registered trademark/ CD and continuing until the HMR Litigation is resolved or certain other events occur. Such quarterly payments are to be credited against the payments of the stipulated lost profits if Andrx prevails in the HMR Litigation. In July 1998, the Company received final FDA marketing approval for its bioequivalent version of Cardizem/registered trademark/ CD. Accordingly, for the year ended December 31, 1998, the Company received a total of $19.1 million in interim stipulation fees (prorated for the 84 days in the quarter ended September 30, 1998).

         The Company is a 50% partner in ANCIRC, a joint venture with Watson, for the development of up to eight controlled-release pharmaceutical products. Capital contributions to, distributions from, and net income or losses generated by ANCIRC are allocated equally between the Company and Watson. In September 1997, upon FDA approval, ANCIRC launched its first product, a bioequivalent version of Trental/registered trademark/. On March 24, 1999 the FDA approved the ANDA for the second ANCIRC product, a bioequivalent version of Oruvail/registered trademark/. Such product has yet to be launched. The Company is also party to development and licensing agreements for additional controlled-release products.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 ("1998") AS COMPARED TO YEAR ENDED DECEMBER 31, 1997 ("1997")

         For 1998, Andrx reported net income of $8.4 million or $0.53 per diluted weighted average share of common stock outstanding as compared to a net loss of $7.6 million or $0.54 per diluted weighted average share of common stock outstanding for 1997. Although the Company continued to increase its research and development spending, it became profitable in 1998 for the first time. This profitability primarily resulted from fees generated by the Company pursuant to the Stipulation, the continued growth in profitability of the Company's distribution operation and a full year of profits realized from the sale of the Company's first manufactured product.

         Total revenues increased by 65.0% to $247.1 million for 1998 as compared to $149.7 million for 1997.

         Sales from distributed products were $215.9 million for 1998, an increase of $69.7 million 47.6% as compared to $146.2 million for 1997. The increase in sales from distributed products reflects an increase in sales to customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products were $11.5 million for 1998 as compared to $3.3 million in 1997. The Company launched its first manufactured product, a bioequivalent version of Dilacor XR/registered trademark/, in October 1997.

         Following the FDA's final approval of the Company's ANDA for Cardizem/registered trademark/CD on July 9, 1998, Andrx received a total of $19.1 million pursuant to the Stipulation.

         Licensing revenues of $552,000 were generated in 1998 as compared to $137,000 in 1997 from the Company's domestic and international licensing arrangements.

         Gross profits from sales of distributed products were $33.2 million or 15.4% in 1998, as compared to $22.1 million or 15.1% in 1997.

         Manufacturing costs were $5.5 million for 1998 and $2.6 million for 1997 and include both costs of manufactured products as well as idle facility costs. While the Company commenced its commercial-scale manufacturing operation during 1997, the manufacturing facility was not fully utilized for its commercial manufacturing operations during 1998 and 1997. As the Company increases its production of saleable products in future periods, manufacturing costs will be absorbed as a component of the cost of inventory.

         Selling, general and administrative expenses were $29.2 million or 11.8% of total revenues for 1998, as compared to $18.7 million or 12.5% of total revenues for 1997. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and manufactured products but also includes a royalty with respect to the Stipulation fees to the Company's Co-Chairman and Chief Scientific Officer, who is also a principal shareholder.

         Research and development expenses were $17.4 million in 1998, as compared to $9.8 million in 1997. The increase in research and development expenses of $7.6 million or 78.1% reflects the progress and expansion of the Company's development activities in its bioequivalent (ANDA) and brand name
(NDA) programs, including legal costs related to patent infringement claims associated with the Company's ANDA filings.

         The Company's equity in losses of ANCIRC was $931,000 in 1998, as compared to $1.7 million in 1997. In September 1998, upon receiving FDA approval, ANCIRC launched its first product, a bioequivalent version of Trental/registered trademark/. Pursuant to the joint venture agreement, this product was formulated by Andrx, is being manufactured by Watson and is being marketed by Andrx. During 1998, this product generated $724,000 in product sales and $360,000 in gross profits. In 1998 ANCIRC incurred $2.2 million in research and development expenses, as compared to $3.4 million in 1997.

         In 1998, the Company incurred $4.0 million of software development and administrative expenses as compared to $1.4 million in 1997. The increase in software development and administrative expenses primarily relates to the progress in the development of Cybear's Internet based software applications for healthcare providers and the establishment of the related administrative infrastructure for Cybear.

         In 1998, Andrx recognized a gain of $700,000 on the sale of Cybear Common Stock to Cybear's new Chairman. Such sales were at the then current market value of $3.00 per share.

         Interest income was $1.1 million in 1998, as compared to $1.6 million in 1997. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during 1998, as compared to 1997. The Company invests in short-term investment grade interest bearing securities. Interest expense decreased to $380,000 in 1998 from $490,000 in 1997. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's bank loan during 1998, as compared to 1997.

         For 1998, the Company's income tax provision of $333,000 resulted from Federal alternative minimum income taxes. The Company's 1998 regular income tax provision was fully offset by the reversal of a corresponding amount of valuation allowance against its net deferred income tax assets. For 1997, the Company has no income taxes as its income tax benefit was fully offset by a corresponding increase to its valuation allowance against its net deferred income tax assets.

         The diluted weighted average shares of common stock outstanding was
15.9 million in 1998, as compared to 14.2 million for 1997. Such increase resulted primarily from the inclusion of stock equivalents in profitable 1998.

1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996 ("1996")

         For 1997, Andrx reported a net loss of $7.6 million or $0.54 per diluted weighted average share of common stock outstanding as compared to a net loss of $4.0 million or $0.33 per diluted weighted average share of common stock outstanding for 1996. For 1997 the Company continued to increase its research and development spending.

         Total revenues increased by 72.5% to $149.7 million for 1997, as compared to $86.8 million for 1996.

         Sales from distributed products were $146.2 million for 1997, an increase of $59.5 million or 68.6%, as compared to $86.7 million for 1996. The increase in sales from distributed products reflects the increase in sales to customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products were $3.3 million for 1997. There were no comparable sales from manufactured products in 1996, as the Company launched its first manufactured product in October 1997.

         Licensing revenues from the Company's domestic and international licensing arrangements were $137,000 in 1997, as compared to $50,000 in 1996.

         Gross profits from sales of distributed products were $22.1 million or 15.1% in 1997, as compared to $14.3 million or 16.5% in 1996.

         Manufacturing costs in 1997 of $2.6 million include both costs of manufactured products as well as idle facility costs. No such costs were incurred in 1996 as the Company did not commence commercial-scale manufacturing until 1997.

         Selling, general and administrative expenses were $18.7 million or 12.5% of total revenues for 1997, as compared to $13.2 million or 15.2% of total revenues for 1996. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales from distributed and manufactured products.

         Research and development expenses were $9.8 million in 1997, as compared to $3.7 million in 1996. The increase in research and development expenses of $6.1 million or 167.3% reflects the progress and expansion of the Company's development activities for its bioequivalent (ANDA) and brand name
(NDA) programs, including legal costs related to patent infringement claims associated with the Company's ANDA filings. Research and development costs in 1997 and 1996 also include expenses related to the establishment of a commercial-scale manufacturing facility, prior to commencement of commercial-scale manufacturing.

         The Company's equity in losses of ANCIRC was $1.7 million in 1997, as compared to $2.0 million in 1996. In 1997 ANCIRC incurred $3.4 million in research and development expenses as compared to $4.0 million in 1996.

         In 1997, the Company incurred $1.4 million of software development and administrative expenses related to its efforts to develop and commercialize Cybear's technology.

         Interest income was $1.6 million in 1997 as compared to $1.2 million in 1996. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 1997 as compared to 1996, primarily the result of the Company's private placement transactions in June 1997 which generated net proceeds of $21.3 million. Interest expense decreased to $490,000 in 1997 from $765,000 in 1996. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's bank loan during 1997, as compared to 1996.

         For 1997 and 1996, the Company has no income taxes as its income tax benefits were fully offset by a corresponding increase to its valuation allowance against its net deferred income tax assets.

         The diluted weighted average shares of common stock outstanding was
14.2 million in 1997 as compared to 12.1 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, Andrx had $23.1 million in cash, cash equivalents and investments available-for-sale and $51.3 million of working capital.

         Net cash used in operating activities was $1.7 million in 1998, as compared to $16.6 million in 1997 and $5.5 million in 1996. The decrease in net cash used in operating activities in 1998, as compared to 1997 is primarily due to the Company generating $8.4 million of net income in 1998, as compared to a net loss of $7.6 in 1997. The increase in net cash used in operating activities in 1997 as compared to 1996 is due to the Company generating a net loss of $7.6 million in 1997 as compared to a net loss of $4.0 million in 1996 and an increase in inventories $13.7 million in 1997, as compared to $2.7 in 1996. In 1998, 1997 and 1996, the net cash used in operating activities was primarily attributed to increases in inventories and accounts receivable, offset by increases in accounts payable and accrued liabilities. The increase in inventories in 1998 include purchases of inventories for distribution in anticipation of potential price increases by the generic drug manufacturers.

         Net cash provided by investing activities was $5.3 million in 1998, $291,000 in 1997 and net cash used in investing activities was $33.8 million in 1996. In 1998, $13.2 million of investments available-for-sale matured and the Company purchased $8.0 million of property, plant and equipment. In 1997, $8.0 million of investments available-for-sale matured and the Company purchased $7.7 million of property and equipment. In 1996, the Company purchased $26.9 million of investments available-for-sale and purchased $6.9 million of property and equipment. In 1998, 1997, and 1996, the capital expenditures were primarily for the procurement of manufacturing equipment. The 1998 capital expenditures also included the purchase of approximately 15 acres of land and computer hardware and software for Cybear.

         Net cash provided by financing activities was $7.3 million in 1998, $19.5 million in 1997 and $28.9 million in 1996. Net cash provided by financing activities in 1998 consisted of net borrowings of $3.6 million under the Company's bank loan, $2.8 million in proceeds from the issuance of shares of common stock upon the exercise of stock options and warrants and $700,000 in proceeds from the gain on the sale of shares of Cybear Common Stock. Net cash provided by financing activities for 1997 consisted of $21.3 million from the issuance of shares of common stock in private placement transactions and $4.1 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants offset by $5.9 million of net repayments on the Company's bank loan. Net cash provided by financing activities in 1996 consisted of $27.4 million from issuance of shares of common stock in the Company's initial public offering and $1.0 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's bank loan of $4.1 million as of December 31, 1998 as compared to $538,000 as of December 31, 1997. Such increase relates primarily to the financing of additional inventories for distribution. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operations accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. In April 1998, the Company amended its bank loan to increase the total available borrowings from $10.0 million to $30.0 million and, to decrease the interest rate from its present rate of prime (7.75% as of December 31, 1998) plus 0.5%, if the Company maintains certain levels of average outstanding balance.

         In 1998, the Company purchased approximately 15 acres of land on which it intends to construct a facility for its research and development, manufacturing and corporate activities. The Company intends to evaluate and possibly obtain external financing for such construction. The Company has also leased two new premises which it intends to utilize for its distribution operations and for Internet operations and administrative activities.

         In September 1997, the Company entered into the Stipulation in which, the Company agreed that if the HMR Litigation is not concluded by the date the FDA grants final approval of the ANDA for the Company's bioequivalent version of Cardizem/registered trademark/CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued. The Stipulation provides that upon receiving final FDA approval of its product, Andrx will begin to receive interim payments from HMRI of $10.0 million quarterly which, absent certain defaults by Andrx, are non-refundable. The FDA approval Andrx received in July 1998 triggered the $10.0 million quarterly payments and in July 1998 the Company received its first quarterly payment of $9.1 million (prorated for the 84 days in the quarter ended September 30, 1998). For the year ended December 31, 1998, the Company received a total of $19.1 million in interim stipulation fees. These payments will increase retroactively to $100.0 million per year, less the amounts previously received by Andrx, if Andrx prevails in the HMR Litigation. The Stipulation also provides Andrx with the option of licensing HMRI's patents covering the Cardizem/registered trademark/ CD product at certain times.

         The Company anticipates that its cash requirements will continue to increase, due to its construction of its research and development, manufacturing, distribution and corporate facilities including the related equipment, expected increases in distribution inventories, expenses related to the research and development of its controlled-release brand name (NDA) and bioequivalent (ANDA) pharmaceutical products (including the Company's share of the funding of the ANCIRC joint venture) and the development and marketing of the Company's Internet based healthcare software products. The Company anticipates that for the year ending December 31, 1999 it will incur approximately $27 million in capital expenditures, distribution inventories will increase by $30 million, $22 million will be used for research and product development activities and $10 million will be used for development and marketing of the Company's Internet based healthcare products. The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations through 1999. Accordingly, the Company may need additional funding in order to continue research and development for its product candidates and to commercialize products after receipt of FDA approvals. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when required or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs and software development or to license to third parties products or technologies that the Company would otherwise seek to develop and commercialize itself.

         In March 1999, Cybear announced that it intends to file a registration statement for a public offering of its common stock. Cybear intends to use the net proceeds from the offering for working capital and other general corporate purposes. No assurance can be given that the registration statement will be filed or that, if filed, the offering will be consummated. If the offering is not consummated, Cybear may need additional funding.

YEAR 2000 SYSTEMS COSTS

         The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. This could cause the Company's time-sensitive computers to recognize a date using "00" as the year 1900 rather than the year 2000 resulting in system failures and disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines and other equipment. Both IT and non-IT systems may contain embedded technology and complicate the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon identification and assessment efforts to date, the Company believes that certain computer equipment and software that it currently uses will require replacement or modification.

         As such, the Company will attempt to obtain replacements or modifications that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in the first quarter 1998, shall be completed by third quarter 1999, prior to any currently anticipated impact from this issue. The Company estimates that as of March 1, 1999, it had completed approximately 40% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 60% of the initiatives are in process.

         The Company has also mailed letters to its significant vendors, customers and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 compliant. As of March 1, 1999 the Company had received responses from approximately 42% of such third parties, and 50% of the companies that have responded have provided written assurance that they expect to address all their significant Year 2000 issues on a timely basis.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $1.6 million and will be funded from current existing financial resources. As of March 1, 1999 the Company had incurred costs of approximately $350,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been materially delayed and Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimatable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board ("FASB") in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted the provisions of SFAS No. 130 for the year ended December 31, 1998, as required.

         SEGMENT REPORTING

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued by the FASB in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the provisions of SFAS No. 131 for the year ended December 31, 1998, as required.

         DERIVATIVES

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ANDRX CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF
   ANDRX CORPORATION AND SUBSIDIARIES:

                                                                        PAGE
                                                                        ----
Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets
   as of December 31, 1998 and 1997                                      F-3

Consolidated Statements of Operations
   for the years ended December 31, 1998, 1997 and 1996                  F-4

Consolidated Statements of Shareholders' Equity
   For the years ended December 31, 1998, 1997 and 1996                  F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 1998, 1997 and 1996                  F-6

Notes to Consolidated Financial Statements                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Andrx Corporation:

         We have audited the accompanying consolidated balance sheets of Andrx Corporation (a Florida corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrx Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
   February 17, 1999.

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                    1998           1997
                                                                 ---------      ---------
ASSETS
Current assets
  Cash and cash equivalents                                      $  17,459      $   6,625
  Investments available-for-sale                                     5,633         18,918
  Accounts receivable, net of allowances of $2,529
    and $1,589 as of December 31, 1998
    and 1997, respectively                                          33,811         22,632
  Investment in and due from or to joint venture, net                   89            416
  Inventories                                                       42,337         25,901
  Prepaid and other current assets                                     631            636
                                                                 ---------      ---------
    Total current assets                                            99,960         75,128

  Property, plant and equipment, net                                20,429         15,403
  Other assets                                                         809            314
                                                                 ---------      ---------
    Total assets                                                 $ 121,198      $  90,845
                                                                 =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                               $  33,516      $  24,291
  Accrued liabilities                                               10,892          5,147
  Bank loan                                                          4,107            538
  Notes payable                                                        100              8
                                                                 ---------      ---------
    Total current liabilities                                       48,615         29,984
                                                                 ---------      ---------
Commitments and contingencies (Notes 11 and 16)

Shareholders' equity
  Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding as of December 31,
    1998 and 1997                                                     --             --
  Common stock; $0.001 par value, 25,000,000
    shares authorized; 15,173,400 and 14,856,700
    shares issued and outstanding as of December
    31, 1998 and 1997, respectively                                     15             15
  Additional paid-in capital                                        86,320         82,954
  Accumulated deficit                                              (13,751)       (22,145)
  Unrealized gain (loss) on investments available-for-sale              (1)            37
                                                                 ---------      ---------
     Total shareholders' equity                                     72,583         60,861
                                                                 ---------      ---------
     Total liabilities and shareholders' equity                  $ 121,198      $  90,845
                                                                 =========      =========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)

                                                               YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                       1998              1997              1996
                                                   ------------      ------------      ------------
Revenues
  Distributed products                             $    215,903      $    146,237      $     86,721
  Manufactured products                                  11,472             3,324              --
  Stipulation fees                                       19,130              --                --
  Licensing                                                 552               137                50
                                                   ------------      ------------      ------------
Total revenues                                          247,057           149,698            86,771
                                                   ------------      ------------      ------------
Operating expenses
  Cost of distributed products                          182,703           124,177            72,400
  Manufacturing costs
    (including idle facility costs)                       5,523             2,625              --
  Selling, general and administrative                    29,157            18,734            13,178
  Research and development                               17,395             9,769             3,655
  Equity in losses of joint venture                         931             1,682             2,011
  Software development and administrative                 4,005             1,442              --
                                                   ------------      ------------      ------------
Total operating expenses                                239,714           158,429            91,244
                                                   ------------      ------------      ------------
Income (loss) from operations                             7,343            (8,731)           (4,473)

Other income
  Gain on sale of Cybear, Inc. shares                       700              --                --
  Interest income                                         1,064             1,585             1,210
  Interest expense                                         (380)             (490)             (765)
                                                   ------------      ------------      ------------
Income (loss) before income taxes                         8,727            (7,636)           (4,028)

Income taxes                                                333              --                --
                                                   ------------      ------------      ------------
Net income (loss)                                  $      8,394      $     (7,636)     $     (4,028)
                                                   ============      ============      ============
Basic net income (loss) per share                  $       0.56      $      (0.54)     $      (0.33)
                                                   ============      ============      ============
Diluted net income (loss) per share                $       0.53      $      (0.54)     $      (0.33)
                                                   ============      ============      ============
Basic weighted average shares of common
    stock outstanding                                15,022,700        14,213,100        12,148,000
                                                   ============      ============      ============
Diluted weighted average shares of common
    stock outstanding                                15,926,700        14,213,100        12,148,000
                                                   ============      ============      ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands, except for share amounts)

                                                                                                        UNREALIZED
                                               STOCK                                                       GAIN
                           ---------------------------------------------                                (LOSS) ON
                           CONVERTIBLE PREFERRED          COMMON           ADDITIONAL                   INVESTMENTS
                           ---------------------   ---------------------    PAID-IN      ACCUMULATED    AVAILABLE-     COMPREHENSIVE
                            SHARES      AMOUNT       SHARES      AMOUNT     CAPITAL        DEFICIT       FOR-SALE      INCOME (LOSS)
                           --------    ---------   ----------    -------   ----------    -----------    -----------    -------------
Balance, December 31, 1995      -        $   -     10,727,100    $   11     $ 28,795      $ (10,481)       $   -

Shares of common stock
 issued in connection with
 initial public offering        -            -      2,530,000         2       27,428              -            -

Shares of common stock
 issued in connection with
 exercises of warrants          -            -         28,100         -          204              -            -

Shares of common stock
 issued in connection with
 exercises of stock options     -            -        132,300         -          826              -            -

Unrealized gain on
 investments
 available-for-sale             -            -              -         -            -              -            5         $      5

Net loss                        -            -              -         -            -         (4,028)           -           (4,028)
                                                                                                                         --------
Comprehensive loss                                                                                                       $ (4,023)
                              ---        -----     ----------    ------     --------      ---------        -----         ========
Balance, December 31, 1996      -            -     13,417,500        13       57,253        (14,509)           5

Shares of common stock
 issued in connection with
 private placements             -            -        880,000         1       21,342              -            -

Shares of common stock
 issued in connection with
 exercises of warrants          -            -        384,500         1        2,846              -            -

Shares of common stock
 issued in connection with
 exercises of stock options     -            -        174,700                  1,288              -            -

Options granted to
 consultants                    -            -              -         -          225              -            -

Unrealized gain on
 investments
 available-for-sale             -            -              -         -            -              -           32         $     32

Net loss                        -            -              -         -            -         (7,636)           -           (7,636)
                                                                                                                         -------
Comprehensive loss                                                                                                       $ (7,604)
                              ---        -----     ----------    ------     --------      ---------        -----         ========
Balance, December 31, 1997      -            -     14,856,700        15       82,954        (22,145)          37

Shares of common stock
 issued in connection with
 exercises of warrants          -            -        180,400         -        1,324              -            -

Shares of common stock
 issued in connection with
 exercises of stock options     -            -        136,300         -        1,512              -            -

Options granted to
 consultants                    -            -              -         -          433              -            -

Capital transactions of
 Cybear, Inc.                   -            -              -         -           30              -            -

Tax benefits related to
 exercises of stock options     -            -              -         -           67              -            -

Unrealized loss on
 investments
 available-for-sale             -            -              -         -            -              -          (38)        $    (38)

Net income                      -            -              -         -            -          8,394            -            8,394
                                                                                                                         --------
Comprehensive income                                                                                                     $  8,356
                              ---        -----     ----------    ------     --------      ---------        -----         ========
                                -        $   -     15,173,400    $   15     $ 86,320      $ (13,751)       $  (1)
                              ===        =====     ==========    ======     ========      =========        =====

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     1998          1997          1996
                                                                   --------      --------      --------
Cash flows from operating activities
  Net income (loss)                                                $  8,394      $ (7,636)     $ (4,028)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                     2,960         2,036         1,017
    Provisions for doubtful accounts                                  1,451           743           577
    Write-off of bad debts                                             (511)         (124)         (181)
    Options granted to consultants                                      433           225          --
    Gain on sale of Cybear, Inc. shares                                (700)         --            --
    Equity in losses of joint venture                                   931         1,682         2,011
    Contributions to joint venture                                   (1,550)       (1,800)       (2,506)
    Changes in operating assets and liabilities:
      Accounts receivable                                           (12,119)       (9,749)       (5,634)
      Due from or to joint venture                                      946           (82)          628
      Inventories                                                   (16,436)      (13,661)       (2,738)
      Prepaid and other current assets                                    5          (175)         (331)
      Other assets                                                     (495)         (239)           17
      Accounts payable and accrued liabilities                       14,970        12,225         5,629
                                                                   --------      --------      --------
      Net cash used in operating activities                          (1,721)      (16,555)       (5,539)
                                                                   --------      --------      --------
Cash flows from investing activities
  Purchases of property, plant and equipment                         (7,986)       (7,715)       (6,909)
  Maturities (purchases) of investments available-for-sale, net      13,247         8,006       (26,887)
                                                                   --------      --------      --------
      Net cash provided by (used in) investing activities             5,261           291       (33,796)
                                                                   --------      --------      --------
Cash flows from financing activities
  Proceeds from issuance of shares of common stock                     --          21,343        27,430
  Proceeds from exercises of stock options and warrants               2,836         4,135         1,030
  Net borrowings (repayments) under bank loan                         3,569        (5,923)          383
  Payments on notes payable                                             (93)          (94)         (423)
  Proceeds from notes payable                                           185          --             502
  Proceeds from sale of Cybear, Inc. shares                             700          --            --
  Tax benefits related to exercises of stock options                     67          --            --
  Capital transactions of Cybear, Inc.                                   30          --            --
                                                                   --------      --------      --------
      Net cash provided by financing activities                       7,294        19,461        28,922
                                                                   --------      --------      --------
Net increase (decrease) in cash and cash equivalents                 10,834         3,197       (10,413)

Cash and cash equivalents, beginning of year                          6,625         3,428        13,841
                                                                   --------      --------      --------
Cash and cash equivalents, end of year                             $ 17,459      $  6,625      $  3,428
                                                                   ========      ========      ========
Supplemental disclosure of cash paid during the year for:
      Interest                                                     $    380      $    490      $    765
                                                                   ========      ========      ========
      Income taxes                                                 $    210      $   --        $   --
                                                                   ========      ========      ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

(1)      GENERAL

         Andrx Corporation and subsidiaries ("Andrx" or the "Company") was organized in August 1992, and in November 1992 commenced marketing and distributing generic pharmaceutical products manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent controlled-release pharmaceutical products utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-release products and an Internet based software application for healthcare providers. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the United States Food and Drug Administration ("FDA") granted final approval of the Company's abbreviated new drug application ("ANDA") for a bioequivalent version of Dilacor XR/registered trademark/ the Company's first manufactured product, which it immediately launched, and, on July 9, 1998, granted final marketing approval of the Company's ANDA for a bioequivalent version of Cardizem/registered trademark/ CD.

         On November 20, 1998, Cybear, Inc. ("Cybear"), a Florida corporation, the Company's subsidiary engaged in the development of Internet applications designed for the healthcare community, merged with a wholly-owned subsidiary of 1997 Corp., a Delaware corporation, pursuant to a Merger Agreement and Plan of Reorganization dated July 15, 1998. 1997 Corp. was a "blank check" company that had a registration statement on file with the Securities and Exchange Commission to seek a business combination with an operating entity. As a result of the merger, Andrx' ownership in Cybear decreased from approximately 98% to approximately 95%.

         Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with a drug delivery company which has only commercialized a few products, has new technologies, limited manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. The Company is also subject to the risks and uncertainties associated with all drug delivery companies, including compliance with government regulations and patent infringement and other litigation. Additionally, the Company is subject to risks and uncertainties associated with drug distribution companies, including but not limited to fierce competition, competitors with significant technical and marketing resources, and decreasing gross profits. In addition, the Company's Internet based healthcare solutions subsidiary is subject to the risks and uncertainties of a development stage Internet company, including but not limited to limited operating history, uncertainty of market acceptance, changes in technology, limited capital, and dependence on the adoption of the Internet as a business and advertising medium.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Andrx Corporation and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         The most significant estimates made by management include the provision for doubtful accounts receivable, inventory writedowns, discounts and rebates to customers or from vendors, returns, pricing adjustments and other adjustments related to sales of products, and provisions for litigation (see Note 16). Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

CASH AND CASH EQUIVALENTS

         All highly liquid investments with an original maturity of three months or less are considered cash equivalents and are carried at cost.

INVESTMENTS AVAILABLE-FOR-SALE

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, and (iii) available-for-sale securities. The Company classifies its investments as available-for-sale and, accordingly, any unrealized gain or loss is reported as a separate component of shareholders' equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

INVENTORIES

         Inventories of pharmaceutical products consist of finished goods held for distribution, and raw materials, work in process and finished goods of manufactured products. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances.

PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment are recorded at cost, less accumulated depreciation or amortization. Depreciation or amortization is provided using the straight-line method over the following estimated useful lives:

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company utilizes the provision of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the carrying value of the asset would be compared to the market value or expected undiscounted future cash flow value.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

REVENUE RECOGNITION

         Revenues and the related cost of revenues from distributed and manufactured products are recognized at the time a product is shipped. Provisions for discounts and rebates to customers or from vendors and returns, pricing adjustments and other adjustments related to sales are provided in the same period the related sales are recorded.

         Stipulation fees and licensing revenue are recognized when earned in accordance with the terms of the underlying agreements (see Notes 8 and 16).

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements, including legal costs related to patent infringement claims (see Note 16). Research and development expenses exclude cost of research and development services rendered to ANCIRC Pharmaceuticals (see Note 9). Research and development costs are expensed as incurred.

SOFTWARE DEVELOPMENT

         SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available. Software development costs are amortized on a product-by-product basis, using the straight-line method over a maximum of five years or the expected life of the product, whichever is less. As of December 31, 1998, the Company has achieved technical feasibility for its SolutionsMD product but not for its Internet-based productivity software applications. Accordingly, the capitalized software development costs included in other assets in the accompanying consolidated balance sheet represent only costs associated with the development of the its SolutionsMD product. Software development costs for its SolutionsMD were incurred with third-party vendors. The Company did not record any amortization of its capitalized software development costs in the year ended December 31, 1998 as it had not yet released its SolutionsMD product.

STOCK-BASED COMPENSATION

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are applied, pro forma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the years ended December 31, 1998, 1997 and 1996, the Company recognized compensation costs under the provisions of APB No. 25, and the Company has provided the expanded disclosure required by SFAS No. 123 (see Note 14).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

INCOME TAXES

         The provisions of SFAS No. 109, "Accounting for Income Taxes", require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of such benefits is "more likely than not" (see Note 10).

EARNINGS (LOSS) PER SHARE

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

         For the year ended December 31, 1998 in which the Company generated net income, the diluted basis considers the weighted average shares of common stock outstanding including common stock equivalents. There were no anti-dilutive common stock equivalents at December 31, 1998. For the years ended December 31, 1997 and 1996, the Company generated net losses, accordingly, all common stock equivalents were excluded from the calculation of net loss per diluted share since the effects were antidilutive. For the years ended December 31, 1997 and 1996 diluted net loss per share is based on the weighted average shares of common stock outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1998 and 1997, the carrying amount of cash and cash equivalents, accounts receivable, net, accounts payable, accrued liabilities, bank loan, and notes payable approximate fair value due to the short maturity of these instruments.

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

COMPREHENSIVE INCOME (LOSS)

         The Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998, as required. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The Company has included the required disclosure of this statement in the accompanying consolidated statements of shareholders' equity for the years ended December 31, 1998, 1997 and 1996.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

BUSINESS SEGMENTS

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued by the FASB in June 1997. This Statement replaces Statement No. 14 "Financial Reporting for Segments of a Business Enterprise" and establishes new standards for defining the Company's segments and disclosing information about them. It requires that the segments be based on the internal structure and reporting of the Company's operations. The Company adopted the provisions of SFAS No. 131 effective January 1, 1998, as required (see Note 17).

DERIVATIVES

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the provisions of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

         The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

(3)      INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following:

                                                                                DECEMBER 31, 1998
                                                  -------------------------------------------------------------------------------
                                                                               GROSS                GROSS
                                                       AMORTIZED            UNREALIZED           UNREALIZED           CARRYING
                                                         COST                  GAINS               LOSSES              VALUE
                                                  --------------------    ----------------    ------------------    -------------
U.S. Treasury and
  government agency securities                                $ 5,634         $     4                  $     (5)         $ 5,633
                                                  ====================    ================    ==================    =============

                                                                                DECEMBER 31, 1997
                                                  -------------------------------------------------------------------------------
                                                                               GROSS                GROSS
                                                       AMORTIZED            UNREALIZED           UNREALIZED           CARRYING
                                                         COST                  GAINS               LOSSES              VALUE
                                                  --------------------    ----------------    ------------------    -------------
U.S. Treasury and
  government agency securities                               $ 17,879         $     30                 $      -         $ 17,909

Corporate bonds                                                 1,002               7                         -            1,009
                                                  --------------------    ----------------    ------------------    -------------
                                                             $ 18,881            $ 37                  $      -         $ 18,918
                                                  ====================    ================    ==================    =============

(4)      INVENTORIES

         Inventories consist of the following:

                                                 DECEMBER 31,
                                    ----------------------------------------
                                           1998                  1997
                                    --------------------    ----------------

Raw materials                                $    4,846           $   2,511
Work in process                                     796                 573
Finished goods                                   36,695              22,817
                                    --------------------    ----------------

  Total inventories                         $    42,337           $  25,901
                                    ====================    ================

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

(5)      PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment are summarized as follows:

                                                  DECEMBER 31,
                                         -------------------------------
                                             1998             1997
                                         -------------    --------------
Land                                         $  2,436            $    -
Manufacturing equipment                         7,032             6,103
Laboratory equipment                            2,872             2,309
Leasehold improvements                          6,897             5,976
Computer hardware and software                  6,426             3,803
Furniture and fixtures                          1,739             1,513
Construction in progress                          288                 -
                                         -------------    --------------
                                               27,690            19,704

Less: accumulated depreciation
  and amortization                             (7,261)           (4,301)
                                         -------------    --------------
Property, plant and equipment, net           $ 20,429          $ 15,403
                                         =============    ==============

(6)      BANK LOAN

         In April 1998 Anda Generics, Inc. ("Anda Generics"), the Company's wholly owned subsidiary engaged in the distribution of pharmaceutical products, amended its line of credit agreement to increase the total available borrowings from $10,000 to $30,000 and, to decrease the interest rate from its present rate of prime (7.75% as of December 31, 1998) plus 0.5%, if the Company maintains certain levels of average outstanding balance.

         Borrowings under the line of credit are available for financing the Company's operations, are secured by all the assets of Anda Generics and are subject to a borrowing base related to the value of Anda Generics' accounts receivable and inventories. The loan is guaranteed by Andrx Corporation and some of its other subsidiaries. The agreement requires compliance with certain covenants including the maintenance of minimum working capital and net worth levels by Anda Generics. As of December 31, 1998, the Company was in compliance with all of the covenants of this line of credit agreement.

(7)      MANUFACTURED PRODUCTS

         In 1995 the Company commenced construction of its manufacturing facility and procurement of the related manufacturing equipment required in connection with its ANDAs for bioequivalent versions of Cardizem/registered trademark/ CD and Dilacor XR/registered trademark/. The Company commenced limited utilization of its facility with the commercial-scale production of its version of Dilacor XR/registered trademark/ in the second quarter of 1997, in anticipation of obtaining FDA marketing approval, and commenced sales of that product on October 10, 1997, when FDA marketing approval was obtained. Expenses associated with the production of Dilacor XR/registered trademark/ are included as a component of Inventories in the accompanying consolidated balance sheets or as Manufacturing Costs in the accompanying consolidated statements of operations, as

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

appropriate. While the FDA has tentatively approved the Company's ANDA for its bioequivalent version of Cardizem/registered trademark/ CD, the Company has not commenced the sale of this product due to pending litigation (see Note 16). As a result of the limited utilization of the manufacturing facility, costs not related to current production, primarily facility costs, are expensed as incurred.

(8)      LICENSING AGREEMENTS

         Andrx has entered into various domestic and international licensing arrangements. These agreements generally contemplate that one of Andrx' drug delivery technologies will be utilized to commercialize certain pharmaceutical products, and that the Company will receive certain fees pursuant to these agreements and possibly certain royalties from the sale or license of the involved products.

(9)      JOINT VENTURE

         In July 1994, the Company and Circa Pharmaceuticals, Inc., now a wholly owned subsidiary of Watson Pharmaceuticals, Inc. ("Watson") (the Company and Watson are hereafter collectively referred to as the "Partners"), formed ANCIRC Pharmaceuticals, a joint venture to develop, manufacture and market up to six bioequivalent controlled-release pharmaceutical products (the "joint venture" or "ANCIRC"). Watson also acquired an equity interest in the Company in exchange for a payment of $6,000. In addition, Watson may acquire a further equity interest by exercising 337,100 warrants at an exercise price of $8.90 per share, which Watson acquired in connection with its initial investment in the Company in 1994. Such warrant expires in July 1999. The agreement between the Partners contemplates that Andrx Pharmaceuticals, Inc. ("Andrx Pharmaceuticals"), a wholly owned subsidiary of the Company, will perform the research and development formulations for the joint venture products, that Anda Generics will market and distribute ANCIRC's products following FDA approval, and that Watson will provide the regulatory support for the joint venture products and will manufacture the ANCIRC products. ANCIRC has filed ANDAs for two controlled-release products.

         In September 1998, ANCIRC received approval of its first manufactured product, a bioequivalent version of Trental/registered trademark/ and launched this product. Pursuant to the ANCIRC Joint Venture Agreement, this product was formulated by Andrx, is being manufactured by Watson and is being marketed by Andrx. As of December 31, 1998, ANCIRC has one other ANDA for a controlled-release bioequivalent product filed with the FDA.

         Capital contributions to, distributions from and net income or loss generated by ANCIRC are allocated in proportion to the respective Partners' interest in the joint venture. Such interests were originally 60% to Andrx and 40% to Watson. On October 30, 1995, in connection with Watson's purchase of additional shares of common stock of Andrx, the Partners amended the joint venture agreement to modify each Partner's respective interest to 50% and increased the amount of products to be developed for ANCIRC to eight. Under the terms of the joint venture agreement as amended, Watson was not required to contribute additional capital to ANCIRC to equalize the partners' capital accounts, however, the Partners' capital accounts will be equalized in future periods out of net cash flow or upon liquidation, to the extent funds are available.

         ANCIRC is managed by and under the direction of a management committee which is comprised of six members. Three members are appointed by each Partner. Based on the equal representation of the management committee and the Company's inability to unilaterally control the joint venture, the Company utilizes the equity method to account for this joint venture.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         The agreements governing ANCIRC require Dr. Chih-Ming J. Chen, Andrx Pharmaceutical's President and the Company's Co-Chairman and Chief Scientific Officer ("Dr. Chen"), to supervise the development of all ANCIRC products until at least five products have been successfully developed by ANCIRC. If Dr. Chen fails to perform supervisory services (other than by reason of his death or disability), Watson has the option to (i) require the Company to repurchase Watson's interests in ANCIRC and the Company for an amount equal to Watson's investments therein, plus interest, or (ii) assume the rights of the Company to develop and market the products. Once ANCIRC has developed three products, Watson is limited to the option set forth in (ii) of the preceding sentence.

         Condensed balance sheet and statement of operations information for ANCIRC is as follows:

                                                            DECEMBER 31,
                                                     ------------------------
                                                        1998           1997
                                                     -----------   ----------
ASSETS
Cash and cash equivalents                              $     695     $   416
Inventories                                                  363         312
Equipment, net                                                 -         237
                                                     -----------   ----------
  Total assets                                         $   1,058     $   965
                                                     ===========   ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities                                    $     87      $ 1,050
Partners' equity (deficit)                                  971          (85)
                                                     -----------   ----------
  Total liabilities and partners' equity (deficit)     $  1,058      $   965
                                                     ===========   ==========

                                         YEARS ENDED DECEMBER 31,
                              ------------------------------------------------
                                  1998             1997              1996
                              -------------    -------------     -------------
Product sales, net                 $   724          $     -           $     -
                              =============    =============     =============
Gross profit                       $   360          $     -           $     -
                              =============    =============     =============
Research and development
  expenses                         $ 2,237          $ 3,392           $ 4,039
                              =============    =============     =============
Net loss                           $ (1,862)        $ (3,363)         $ (4,022)
                              =============    =============     =============

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         As of December 31, 1998 and 1997, Andrx Pharmaceuticals was due $139 and $458, respectively, from ANCIRC for research and development services rendered. Anda Generics is the distributor of ANCIRC's products. Anda Generics recovers selling, marketing and administrative costs from its sales of ANCIRC products to customers. As of December 31, 1998, Anda Generics owed ANCIRC $627 for purchases of ANCIRC's products. Amounts due to or from ANCIRC are included in Investment in and due from or to joint venture, net in the accompanying consolidated balance sheets. The Company is committed to the funding of ANCIRC's future operations.

(10)     INCOME TAXES

         For the year ended December 31, 1998 the Company's income tax provision of $333 resulted from Federal alternative minimum income taxes. The Company's 1998 regular income tax provision was fully offset by the reversal of a corresponding amount of valuation allowance against its net deferred income tax assets. For the years ended December 31, 1997 and 1996, the Company had no income taxes as its income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

The components of the provision for income taxes are summarized as follows:

                                     YEARS ENDED DECEMBER 31,
                      -------------------------------------------------------
                           1998              1997                 1996
                      ---------------    --------------     -----------------
Current                        $ 333           $     -               $     -
Deferred                           -                 -                     -
                      ---------------    --------------     -----------------
Total                          $ 333           $     -               $     -
                      ===============    ==============     =================

         The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate:

                                                                           YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                               1998                  1997                 1996
                                                            -----------------   ---------------    ----------------
Federal statutory rate                                               35.0%             (35.0%)             (35.0%)
State income taxes net of Federal effect                              3.6               (3.6)               (3.6)
Change in valuation allowance on net deferred
  income tax assets                                                 (36.8)              38.6                38.6
Federal alternative minimum tax                                       2.0                  -                   -
                                                            -----------------   ---------------    ----------------
Effective tax rate                                                    3.8%                 -                   -
                                                            =================   ===============    ================

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         Deferred income taxes represent the tax effect of the difference between book and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                       1998            1997
                                                  -------------    ------------
Net operating loss carryforward                      $   1,857       $   7,203
Allowance for doubtful accounts                            976             613
Other operating reserves                                 4,539           2,519
Tax over book depreciation                                (465)           (291)
Charitable contribution carryforward                       749               7
Alternative minimum tax credit carryforward                333               -
                                                  -------------    ------------
                                                         7,989          10,051
Valuation allowance                                     (7,989)        (10,051)
                                                  -------------    ------------
  Net deferred income tax assets                     $       -       $       -
                                                  =============    ============

         As of December 31, 1998, the Company has a net operating loss carryforward for tax purposes of approximately $5,000 which is available to offset future earnings. Under the provisions of SFAS No. 109, the Company has recorded a valuation allowance to reserve against 100% of its net deferred income tax assets due to the uncertainty of the realization of such assets.

         Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

(11)     COMMITMENTS

OPERATING LEASES

         The Company leases manufacturing, laboratory, warehouse and office space, and various equipment under operating leases. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year, as of December 31, 1998:

                  1999                         $ 2,549
                  2000                           2,936
                  2001                           2,903
                  2002                           2,528
                  2003                           2,040
                                           ------------
                                               $12,956
                                           ============

         Rent expense amounted to $1,189, $969 and $446 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain officers, the terms of which expire at various dates through September 2003. The following schedule summarizes the future minimum payments under the Company's employment agreements as of December 31, 1998:

                             1999                $ 978
                             2000                  915
                             2001                  650
                             2002                  533
                             2003                  313
                                             ----------
                                                $3,389
                                             ==========

         CyBear entered into an employment agreement effective as of August 24, 1998 with Edward Goldman, M.D., CyBear's President and Chief Executive Officer. Pursuant to the Employment Agreement, Andrx agreed to issue to Dr. Goldman upon payment of $50, a warrant to purchase 650,000 shares of Cybear common stock held by Andrx (the "Warrant") at its then market price of $3.00 per share. In addition, Andrx will issue to Dr. Goldman stock options for 20,000 shares of Andrx common stock having an exercise price, per share, of the fair market value of Andrx stock at the close of business on the date of grant.

         The stock to be issued pursuant to the exercise of the Warrant includes piggyback registration rights. The Warrant is exercisable commencing on April 30, 1999 (the "Warrant Exercise Date"). The Warrant shall be exercisable for a period of seven years after the Warrant Exercise Date, subject to contractual obligations with Andrx.

(12)     RELATED PARTY TRANSACTIONS

         The Company is party to a royalty agreement with Dr. Chen, which provides for royalties to Dr. Chen upon the sale of certain products, including Cardizem/registered trademark/ CD, for which the Company received final approval in July 1998 from the FDA. In August 1998, the Company amended that royalty agreement to account for the various contingencies presented by a Stipulation and Agreement (see Note 16). Royalties paid to Dr. Chen of $637 for the year ended 1998 were based on 3.33% of the Stipulation fees. Such royalties are included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. The Company is no longer attempting to develop the other product included in that agreement, as the reference brand product is no longer being marketed.

         In September 1998, Andrx agreed to sell 333,333 shares of Cybear Common Stock for $1,000 or the then current market value of $3.00 per share to Cybear's new chairman. As of December 31, 1998, Andrx had sold 233,333 shares to Cybear's chairman for $700. In January 1999, Andrx sold the remaining 100,000 shares under this agreement for $300.

         For the year ended December 31, 1996, revenues from distributed products of approximately $119 were generated from related parties, which were in part owned by the Company's Co-Chairman and Chief Executive Officer.

(13)     SHAREHOLDERS' EQUITY

         In June 1996, the Company completed its initial public offering of 2,530,000 shares of the Company's common stock at a price of $12.00 per share. The net proceeds from the sale of such stock totaled approximately $27,400.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         In June 1997, Capital Research and Management Company ("Capital"), an investment management firm, purchased 730,000 shares of common stock and Watson purchased 150,000 shares of common stock. The purchase price paid by each of Capital and Watson was $25.50 per share, the closing price of Andrx' Common Stock on June 11, 1997. In a contemporaneous transaction, certain of the Company's principals also sold a total of 450,000 shares of Andrx Common Stock to Watson on the same terms and conditions. Capital and Watson were granted certain registration rights under the Securities Act of 1933, as amended, with respect to the shares purchased. Watson entered into a standstill agreement with the Company pursuant to which it agreed, among other matters, not to acquire more than a 25.0% equity interest in the Company or to engage in certain transactions with the Company (including a merger), prior to June 13, 2000, without the prior approval of the Company's board of directors.

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

         The Company accounts for options granted to employees under the Plan in accordance with the provisions of APB No. 25. Each stock option has an exercise price equal to the market price on the date of grant, and accordingly, no compensation expense has been recorded for any employees stock option grants.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

A summary of the plans activity is as follows:

                                                      OUTSTANDING                                      EXERCISABLE
                             ---------------------------------------------------------------   ----------------------------
                                 NUMBER OF                EXERCISE PRICE PER SHARE                              WTD. AVG.
                                  SHARES          ------------------------------------------                    EXERCISE
                               UNDER OPTION         LOW         HIGH           WTD. AVG.          SHARES         PRICE
                             ------------------   ---------  ------------    ---------------    -----------   -------------
DECEMBER 31, 1995                      766,625      $ 3.00       $ 11.00             $ 6.96        307,875          $ 5.95
Granted                                378,325       11.00         14.50              12.27
Exercised                             (132,287)       3.00         11.00               6.25
Forfeited                              (98,313)       3.00         14.44              10.86
                             ------------------   ---------  ------------    ---------------
DECEMBER 31, 1996                      914,350        3.00         14.50               8.85        463,570            6.67
Granted                                259,900       20.00         37.88              25.19
Exercised                             (170,164)       3.00         14.00               7.33
Forfeited                              (43,249)       6.50         37.88              22.60
                             ------------------   ---------  ------------    ---------------
DECEMBER 31, 1997                      960,837        3.00         37.88              12.92        495,729            8.97
Granted                                530,250       24.88         40.50              32.95
Exercised                             (136,293)       3.00         33.00              11.09
Forfeited                              (66,796)       3.00         40.50              22.01
                             ------------------   ---------  ------------    ---------------
DECEMBER 31, 1998                    1,287,998      $ 3.00       $ 40.50            $ 20.89        564,052         $ 11.82
                             ==================   =========  ============    ===============    ===========   =============

                                  OPTIONS OUTSTANDING AT                                              EXERCISABLE OPTIONS AT
                                    DECEMBER 31, 1998                                                   DECEMBER 31, 1998
-------------------------------------------------------------------------------------------     ---------------------------------
                                    NUMBER
         RANGE OF                     OF             WEIGHTED AVG.          WEIGHTED AVG.                           WEIGHTED AVG.
         EXERCISE                SHARES UNDER       REMAINING LIFE            EXERCISE                                EXERCISE
          PRICES                    OPTION              (YEARS)                 PRICE               SHARES              PRICE
----------------------------    -------------     ------------------     ------------------     -------------    ----------------
       $ 3.00 - $ 11.00              477,050              5.0                  $ 8.04              386,051              $ 7.44
         12.00 -  32.00              447,473              6.1                   22.05              146,301               18.43
         33.00 -  40.50              363,475              6.7                   36.33               31,700               34.74
----------------------------    -------------     ------------------     ------------------     -------------    ----------------
                                   1,287,998              5.9                  $20.89              564,052              $11.82
                                =============     ==================     ==================     =============    ================

         The range of weighted average fair value per share as of the grant date was $11.78 to $32.55, $5.72 to $12.85 and $3.46 to $10.31 for stock options granted during the years ended December 31, 1998, 1997 and 1996, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

          The fair market value of an option was estimated using the Black-Scholes option pricing model with the following assumptions:

                                             YEARS ENDED DECEMBER 31,
                                    ------------------------------------------
                                       1998            1997            1996
                                    -----------    ------------    -----------
Risk-free interest rate                 4.6%             5.3%          5.8%
Average life of options (years)         5.1              4.9           5.5
Average volatility                     99.0%            48.0%         68.0%
Dividend yield                            -                -             -

         The following table summarizes the pro-forma consolidated results of operations of the Company as though the provision of the fair value based accounting method of SFAS No. 123 had been used in accounting for stock options:

                                                                       YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                            1998                1997                  1996
                                                      -----------------    ----------------     -----------------
Net income (loss)             As reported                      $ 8,394           $ (7,636)             $ (4,028)
                                                      =================    ================     =================
                              Pro forma                        $ 5,613           $ (9,317)             $ (5,108)
                                                      =================    ================     =================
Basic net income
  (loss) per share            As reported                      $  0.56           $  (0.54)             $  (0.33)
                                                      =================    ================     =================
                              Pro forma                        $  0.37           $  (0.66)             $  (0.42)
                                                      =================    ================     =================
Diluted net income
  (loss) per share            As reported                      $  0.53           $  (0.54)             $  (0.33)
                                                      =================    ================     =================
                              Pro forma                        $  0.35           $  (0.66)             $  (0.42)
                                                      =================    ================     =================

(15)     401 (K) PLAN

         In February 1995, the Company adopted a 401(k) retirement plan covering substantially all of its employees. Monthly contributions to the retirement plan are made by the Company based upon the employees' contributions to the plan. During the years ended December 31, 1998, 1997 and 1996, the Company contributed $239, $167 and $86, respectively, to the 401(k) retirement plan.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

(16)     LITIGATION

         There has been substantial litigation in the pharmaceutical, biomedical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of patent rights. Most of the brand name controlled-release products for which the Company's are developing bioequivalent versions are covered by one or more patents. Under the Drug Price Competition and Patent Restoration Act of 1984 (the "Waxman-Hatch Amendments"), when a drug developer files an ANDA for a bioequivalent drug, the developer must make certain a certification to the FDA as to whether the developer believes that an unexpired patent which has been listed with the FDA as covering the relevant brand-name product will be infringed by the developer's product. If the developer believes that its product does not infringe the brand products patents or that any such unexpired patent is invalid or unenforceable (a "Paragraph IV Certification"), that Paragraph IV Certification must also be provided to the patent holder, who may then challenge the developer's by filing a lawsuit for patent infringement. If a lawsuit is filed within 45 days from the day the patent holder received the Paragraph IV Certification, the FDA can review and tentatively approve the ANDA, but cannot make the marketing approval effective until a judgment in the action has been rendered in favor of the developer or approximately 30 months from the date the patent holder received the Paragraph IV Certification, whichever is sooner. If a patent holder commences a lawsuit like this, the outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation. To date, five such actions have been filed against the Company.

         Patent infringement claims of the nature described above may be made by other pharmaceutical companies in connection with the Company's filing of other ANDAs or New Drug Applications ("NDA") with the FDA. The Company evaluates the probability of patent infringement litigation with respect to each of its ANDA and NDA submissions on a case by case basis. Accordingly, the Company has provided for estimated litigation costs, as appropriate. Although the Company believes it has adequately provided for such matters based on currently available information, the Company may incur additional litigation costs in future years which may be material to the Company's results of operations and financial position.

         In January 1998, the Company filed an action against the FDA, Biovail Corporation International ("Biovail") and Faulding Inc. ("Faulding"), related to the FDA's interpretation of certain provisions of the Waxman-Hatch Amendments. The Company sought, among other things, a final injunction requiring the FDA to provide the Company a 180-day period of marketing exclusivity for its bioequivalent version of Cardizem/registered trademark/ CD and its Dilacor XR/registered trademark/. On March 26, 1998, a federal district court in Washington, D.C. entered a temporary restraining order prohibiting Mylan Pharmaceuticals, Inc. from shipping or otherwise distributing its bioequivalent version of Dilacor XR/registered trademark/ until the expiration of the Company's 180-day period of marketing exclusivity for its bioequivalent version of Dilacor XR/registered trademark/.

         CARDIZEM/registered trademark/ CD LITIGATION

         In connection with the ANDA filed for Andrx' bioequivalent version of Cardizem/registered trademark/ CD, Andrx certified to the FDA that its product did not infringe upon any of the patents listed as covering that brand name product and sent the required notices to the holders of each of those patents. In January 1996, Hoechst Marion Roussel Inc. ("HMR") and Carderm Capital LP (collectively "HMRI") commenced litigation in the United States District Court, Southern District of Florida, alleging that Andrx' product infringes upon one of the six patents listed as covering Cardizem/registered trademark/ CD ("HMR Litigation"). While the Company believes that this product does not infringe upon the patent in question, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. In September 1997, the Company entered into a Stipulation and Agreement (the "Stipulation") with HMRI wherein Andrx agreed

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

that, if the HMR Litigation is not concluded by the date the FDA grants final approval of the Company's ANDA for the bioequivalent version of Cardizem/registered trademark/ CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued. The Stipulation provides that upon FDA final approval of its product Andrx will begin to receive interim payments from HMRI of $10,000 per quarter which, absent certain defaults by Andrx, are non-refundable. In July 1998, the Company received both final FDA marketing approval for its bioequivalent version of Cardizem/registered trademark/ CD and its first quarterly payment for $9,130 (prorated for the 84 days in the quarter ended September 30, 1998). For the year ended December 31, 1998 the Company received a total of $19,130 in interim stipulation fees. These payments will continue until the HMR Litigation is concluded or other events occur. The payments will increase retroactively to $100,000 per year, less the amounts previously received by Andrx, if Andrx prevails in the HMR Litigation. The Stipulation also provides Andrx with the option of licensing HMRI's patents covering the Cardizem/registered trademark/ CD product at certain times. The Company cannot assure that it will prevail in the HMR Litigation. The Company could be materially adversely affected by an adverse outcome in the HMR Litigation.

         In addition to the above HMR Litigation, commencing in August 1998, putative class actions have been filed against Andrx Pharmaceuticals in Alabama, California, Florida, Illinois, Kansas, Michigan, Minnesota, New York, Tennessee, Wisconsin and the District of Columbia. In all of these suits Hoechst Aktiengesellschaft and HMR (collectively "Hoechst") have been named as co-defendants. The complaint in each action alleges that Andrx Pharmaceuticals and Hoechst, by way of the Stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Hoechst and Andrx Pharmaceuticals a near monopoly in the U.S. market for Cardizem/registered trademark/ CD and a generic version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enable Hoechst to perpetuate its ability to fix the price of Cardizem/registered trademark/ CD at an artificially high price, free from generic competition, with the result that direct purchasers (such as pharmacies), as well as indirect purchasers (such as medical patients who have been issued prescriptions for Cardizem/registered trademark/ CD) are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. Andrx Pharmaceuticals believes that these actions have no merit and intends to mount a vigorous defense against each action.

         In October 1998, the Company was advised that the U.S. Federal Trade Commission ("FTC") is conducting an investigation to determine whether Andrx, HMRI or any other persons have engaged in unfair methods of competition. The Company is cooperating with the FTC's investigation, which the Company believes relates to the Stipulation with HMRI.

         In January 1998, Andrx Pharmaceuticals filed a complaint for an Injunction and Declaratory Judgement against the FDA, Faulding and Biovail seeking, inter alia, an order directing the FDA to provide the Company with a 180-day period of marketing exclusivity for its bioequivalent formulations of Dilacor XR/registered trademark/ and Cardizem/registered trademark/ CD. In May 1998, Biovail filed a counterclaim against Andrx Pharmaceuticals for alleged violations of Sections 1 and 2 of the Sherman-Antitrust Act and a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with contract. Biovail seeks injunctive relief and treble the amount of its proved actual damages in an unspecified amount, plus interest, with respect to its federal law claims, and actual and punitive damages in unspecified amounts, plus interest, with respect to its common law claims. The Company believes that Biovail's claims have no merit and, in July 1998, Andrx Pharmaceuticals filed a motion to dismiss the counterclaim upon the ground that it fails to state a claim upon which relief can be granted. That motion is still pending.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         Meanwhile, Andrx Pharmaceuticals, Faulding and the FDA have filed a joint motion for voluntary dismissal of the FDA and Faulding from this lawsuit without prejudice on the ground that the Guidance for Industry issued by the FDA in July 1998 granted Andrx Pharmaceuticals the relief it seeks in the pending action. This motion is under consideration by the Court.

         PRILOSEC/registered trademark/ LITIGATION

         In May 1998, Astra Aktiebolag, Aktiebolaget Hassle, Astra Merck Enterprises Inc. and Astra Merck Inc. (collectively, the "Astra Group"), filed suit against Andrx Pharmaceuticals claiming patent infringement because of an ANDA filed by Andrx Pharmaceuticals with the FDA for Prilosec/registered trademark/. Andrx Pharmaceuticals responded to this claim by denying infringement, raising various other defenses and by filing certain counterclaims against the Astra Group. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

         TIAZAC/registered trademark/ LITIGATION

         In October 1998, Biovail, Biovail Laboratories Inc. and Galephar Puerto Rico, Inc. (collectively, the "Biovail Group") filed suit against Andrx Pharmaceuticals claiming patent infringement because of an ANDA filed by Andrx Pharmaceuticals with the FDA for Tiazac/registered trademark/. Andrx Pharmaceuticals responded to this claim by denying infringement, raising various other defenses and by filing certain counterclaims against the Biovail Group. The Biovail Group seeks an injunction enjoining Andrx Pharmaceuticals from further infringing the subject patent and an order directing that the effective date of any FDA approval of Andrx Pharmaceuticals' proposed bioequivalent version of Tiazac/registered trademark/ be no earlier that the expiration date of the subject patent. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

         NAPRELAN/registered trademark/ LITIGATION

         In October 1998, Elan Corporation plc ("Elan") filed suit against Andrx Pharmaceuticals claiming patent infringement because of an ANDA filed by Andrx Pharmaceuticals with the FDA for Naprelan/registered trademark/. Andrx Pharmaceuticals responded to this claim by denying infringement, raising various other defenses and by filing certain counterclaims against Elan. Elan seeks a judgment enjoining Andrx Pharmaceuticals from further infringing on the subject patent and ordering that the effective date of any FDA approval of Andrx Pharmaceuticals' proposed generics version of Naprelan/registered trademark/ be no earlier than the expiration date of the patent. While Andrx Pharmaceuticals believes its ANDA does not provide any basis for the alleged claim of infringement, the ultimate resolution of this matter is not currently known and may delay or prevent Andrx Pharmaceuticals from obtaining FDA approval to market this ANDA product.

         DILACOR XR/registered trademark/

         In May 1996, Rhone-Poulenc Rorer, Inc. and Jagotec AG (collectively "RPR"), commenced a lawsuit against the Company claiming patent infringement as a result of the Company's ANDA filing with the FDA in late 1995 for a bioequivalent version of Dilacor XR/registered trademark/. The Company denied infringement and raised various other defenses in this claim. In December 1996, RPR agreed to dismiss the patent infringement lawsuit and the parties signed a settlement agreement which provided for the dismissal, without prejudice, of all claims and counterclaims in the lawsuit. An Order of Dismissal was entered by the U.S. District Court judge on January 7, 1997.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         PHENTERMINE

         In January 1999, the Company and Anda Generics were served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine. The substance of the third party complaints is that the defendants are without fault with respect to the claims in those actions but, if they are found liable on any of those claims, then allegedly having obtained one or more of the drugs, from Anda Generics, are entitled to indemnification sufficient in amount to pay and discharge any judgment entered against them in the putative class action together with costs, expenses and attorney fees. The Company and Anda Generics believe these claims are without merit.

         CYMEDIX

         On March 18, 1998, Andrx received a letter from counsel for Medix Resources, Inc. ("Medix") and its subsidiary, Cymedix Lynx Corporation ("Cymedix") alleging the theft and unlawful appropriation by Andrx, Cybear, and certain directors, officers and employees of Cybear and Andrx, of certain computer medical software and Internet medical communications technology allegedly owned by Cymedix. The letter demanded trebled damages totaling $396,600 pursuant to the civil theft provisions of Florida law, including Florida's Racketeer Influenced and Corrupt Organization Act and certain other provisions of federal and state law. On March 23, 1998, Cybear and Andrx filed a complaint against Medix and Cymedix in Broward County, Florida for libel and slander arising from the improper public dissemination of the contents of the aforesaid demand letter. On June 2, 1998, Medix, on behalf of Cymedix, filed a complaint against the Cybear, Andrx and certain of their directors, officers and employees in Hillsborough County, Florida making the same allegations as were reflected in the aforesaid demand letter. On December 22, 1998, the Medix complaint was provisionally dismissed and transferred to Broward County Florida by the Hillsborough County Court. In February 1999, this matter was settled, with all of the parties releasing the others from any liability, through the single payment to Medix of $125 which was accrued in the accompanying consolidated financial statements for the year ended December 31, 1998. Such cost is included in software development and administrative expenses in the accompanying consolidated statement of operations.

         FORMER EMPLOYEE

         In May 1996, a former employee of the Company filed a suit against the Company claiming he is entitled to receive, pursuant to the terms of his employment arrangement with the Company, a royalty equal to 1% of the gross revenues from certain products under development by the Company. Such products include the bioequivalent version of Dilacor XR/registered trademark/, which was launched by the Company on October 10, 1997 and the bioequivalent version of Cardizem/registered trademark/ CD. The Company filed an answer and certain affirmative defenses to the suit and specifically has denied the products of the Company in question were developed by the former employee. The Company believes that this suit is without merit, intends to vigorously defend it.

(17)     SEGMENTS

         In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement replaces Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes new standards for defining the Company's segments and disclosing information about them. It requires that the segments be based on the internal structure and reporting of the Company's operations.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The operating segments are managed separately because of the fundamental difference in their operations or in the uniqueness of their product(s).

The Company operates in four business segments:

/bullet/ Anda Generics
/bullet/ Andrx Pharmaceuticals
/bullet/ Aura Laboratories, Inc. ("Aura Labs")
/bullet/ Cybear

         Andrx established Anda Generics, its distribution operation, to complement its Andrx Pharmaceuticals controlled-release bioequivalent segment in anticipation of improving overall profitability by managing its products from the laboratory to the drug- store shelf. Anda Generics markets and distributes generic pharmaceuticals manufactured by third parties. Anda Generics purchases generic pharmaceuticals directly from manufacturers and wholesalers and markets them through its in-house telemarketing staff primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups.

         Andrx Pharmaceuticals is developing and applying multiple drug delivery technologies to control the release characteristics of a variety of orally-administered drugs. Controlled-release products are formulations which release active drug compounds in the body gradually and predictably over a 12- or 24-hour period and which therefore need be taken only once or twice daily. Controlled-release products typically provide numerous benefits over immediate release drugs, including (i) greater effectiveness in the treatment of chronic conditions; (ii) reduced side effects; (iii) greater convenience (only once or twice a day); and (iv) higher levels of patient compliance due to a simplified dosing schedule. To date, Andrx Pharmaceuticals has developed eight distinct drug delivery technologies that are patented or for which patent applications have been filed. Andrx Pharmaceuticals is applying its proprietary drug delivery technologies and formulation skills either directly or through collaborative arrangements, to the development of bioequivalent versions of selected controlled release brand name pharmaceuticals. Andrx Pharmaceuticals also constructed a commercial-scale manufacturing facility enabling the Company to make the transition from the development stages through to the commercial manufacture of the controlled-release pharmaceuticals. Andrx Pharmaceuticals sells its products directly to pharmacy chains, wholesalers and distributors and utilizes the resources of the Anda Generics segment.

         Through its wholly owned subsidiary Aura Labs, the Company is engaged in applying the proprietary drug delivery technologies developed by Andrx Pharmaceuticals to clinical programs to the development of brand name controlled-release formulations of existing immediate-release and controlled release drugs. In addition to improving drug efficacy and reducing side effects, Andrx believes that its drug delivery technologies will provide pharmaceutical companies with the opportunity to enhance the commercial value of their existing products and new drug candidates.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

         Through its information technology subsidiary Cybear, the Company uses the Internet and Internet-based browser technologies to develop applications designed to improve communication and increase efficiencies for healthcare providers.

         The category "Corporate and Other" consists of corporate headquarters, including general and administrative expenses, interest income, income taxes and adjustments for minority interest.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

The following table presents financial information by business segment:

                                                  YEAR ENDED DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                     ANDA              ANDRX             AURA                         CORPORATE &
                                   GENERICS        PHARMACEUTICALS       LABS          CYBEAR            OTHER       CONSOLIDATED
                                 --------------    --------------     -----------    ------------     -----------    ------------
Revenues                            $  215,903       $    31,154         $     -        $      -         $     -      $  247,057
Equity in losses of joint
 venture                                     -              (931)              -               -               -            (931)
Income (loss) from
 operations                             10,698             9,428          (4,023)         (4,050)         (4,710)          7,343
Gain on sale of Cybear
 shares                                    700                 -               -               -               -             700
Interest income                              -                 -               -               -           1,064           1,064
Interest expense                          (380)                -               -               -               -            (380)
Income tax expense                           -                 -               -               -            (333)           (333)
Depreciation and
 amortization                              982             1,536              33             123             286           2,960
Capital expenditures                       833             4,572             145           2,340              96           7,986
Total assets                            98,908            32,390             136           3,332         (13,568)        121,198

                                                  YEAR ENDED DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                     ANDA              ANDRX             AURA                         CORPORATE &
                                   GENERICS        PHARMACEUTICALS       LABS          CYBEAR            OTHER       CONSOLIDATED
                                 --------------    --------------     -----------    ------------     -----------    ------------
Revenues                            $  146,237       $     3,461         $              $      -         $     -      $  149,698
Equity in losses of joint
 venture                                     -            (1,682)              -               -               -          (1,682)
Income (loss) from
 operations                              7,078           (10,302)         (1,104)         (1,473)         (2,930)         (8,731)
Interest income                              -                 -               -               -           1,585           1,585
Interest expense                          (490)                -               -               -               -            (490)
Depreciation and
 amortization                              815               941               1              51             228           2,036
Capital expenditures                     1,496             5,305               3             242             669           7,715
Total assets                            65,995            25,823               9             399          (1,381)         90,845

                                                  YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------------------------------------
                                     ANDA              ANDRX             AURA                         CORPORATE &
                                   GENERICS        PHARMACEUTICALS       LABS          CYBEAR            OTHER       CONSOLIDATED
                                 --------------    --------------     -----------    ------------     -----------    ------------
Revenues                            $   86,721       $        50         $     -        $      -         $     -      $   86,771
Equity in losses of joint
 venture                                     -            (2,011)              -               -               -          (2,011)
Income (loss) from
 operations                              3,578            (5,616)              -               -          (2,435)         (4,473)
Interest income                              -                 -               -               -           1,210           1,210
Interest expense                          (765)                -               -               -               -            (765)
Depreciation and                           544               385               -               -              88           1,017
 amortization
Capital expenditures                       837             6,008               -               -              64           6,909
Total assets                            39,960             9,059               -               -          17,519          66,538

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
             (in thousands, except for share and per share amounts)

(18)     SELECTED QUARTERLY DATA (UNAUDITED)

                                                                       YEAR ENDED DECEMBER 31, 1998
                                            ------------------------------------------------------------------------------------
                                               MARCH 31,             JUNE 30,            SEPTEMBER 30,          DECEMBER 31,
                                            -----------------     ----------------     ------------------     ------------------
Total revenues                              $         50,695      $        55,955      $          67,266      $          73,141
Income (loss) from operations                         (1,207)              (1,846)                 4,396                  6,000
Net income (loss)                                       (960)              (1,718)                 4,862                  6,210
Basic net income
  (loss) per share                                     (0.06)               (0.11)                  0.32                   0.41
Diluted net income
  (loss) per share                                     (0.06)               (0.11)                  0.31                   0.39

                                                                       YEAR ENDED DECEMBER 31, 1997
                                            ------------------------------------------------------------------------------------
                                               MARCH 31,             JUNE 30,            SEPTEMBER 30,          DECEMBER 31,
                                            -----------------     ----------------     ------------------     ------------------
Total revenues                              $         30,661      $        32,559      $          42,661      $          43,817
Loss from operations                                  (1,660)              (2,385)                (3,200)                (1,486)
Net loss                                              (1,402)              (2,261)                (2,865)                (1,108)
Basic and diluted net
  loss per share                                       (0.10)               (0.16)                 (0.19)                 (0.07)

(19)     EVENTS SUBSEQUENT TO AUDITORS' REPORT (UNAUDITED)

         In connection with a former employee's claim he was entitled to receive a royalty equal to 1% of gross revenues from certain products (see Note 16), following mediation which commenced in March 1999, the parties agreed to settle their claims against each other with a payment from Andrx to such employee for $545. Such settlement will be recorded in the quarter ending March 31, 1999.

         In March 1999, Cybear announced that it intends to file a registration statement for a public offering of its common stock. Cybear expects to complete such offering during the quarter ending June 30, 1999. No assurance can be given that the registration statement will be filed or that, if filed, the offering will be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters for any of the years in the three year period ended December 31, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the directors and executive officers of the Company:

NAME                           AGE    POSITION
----                           ---    --------
Alan P. Cohen(1)                44    Co-Chairman, Chief Executive Officer and Director
Chih-Ming J. Chen, Ph.D.(1)     47    Co-Chairman, Chief Scientific Officer and Director
Elliot F. Hahn, Ph.D.(1)        54    President and Director
Randy Glover                    56    Vice President of Operations
Scott Lodin                     43    Vice President, General Counsel and Secretary
Angelo C. Malahias              37    Vice President and Chief Financial Officer
Rep. Elaine Bloom(2)            61    Director
Irwin C. Gerson(3)              69    Director
Michael A. Schwartz, Ph.D.(3)   68    Director
Melvin Sharoky, M.D.(2)(4)      48    Executive Director and Director

(1) Member of Executive Committee.
(2) Member of Audit Committee.
(3) Member of Compensation Committee.
(4) Dr. Sharoky joined the Company as Executive Director on March 1, 1999.

         ALAN P. COHEN is Co-Chairman of the Board, Chief Executive Officer and a director of Andrx, which he founded in August 1992. He is a graduate of the University of Florida and is a registered pharmacist. In 1984, Mr. Cohen founded Best Generics, Inc., a generic drug distribution firm ("Best"), which was sold to IVAX Corporation ("IVAX") in 1988. Mr. Cohen served as President of Best from April 1989 until June 1990. Alan P. Cohen and certain members of his family controlled Corner Drugstore, Inc., a privately-held retail drugstore chain, which was a shareholder and a customer of the Company. Corner Drugstore, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code in December 1994.

         DR. CHIH-MING J. CHEN has served as the Company's Co-Chairman since November, 1998. Dr. Chen has also been the Chief Scientific Officer and a director since November 1992. In January 1992, Dr. Chen formed his own company, ASAN Labs, Inc., which was acquired by the Company in November 1992. Dr. Chen served as the Director of Product Development at IVAX from 1988 to 1992, where he was the leader of a research team which specialized in the development of drug formulations, including several controlled-release products. After graduating with a Ph.D. degree in pharmaceutics from Ohio State University in 1981, Dr. Chen worked at Bristol-Myers and Berlex Labs.

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

         DR. MELVIN SHAROKY, a director of Andrx since November 1995, joined the Company as Executive Director on March 1, 1999. Dr. Sharoky is also president of Somerset Pharmaceuticals Inc., 50% owned by Watson. Dr. Sharoky was a director of Watson from July 1995 to May 1998. From July 1995 through January 1998, Dr. Sharoky was President of Watson. From February 1993 through January 1998, Dr. Sharoky served as the President and Chief Executive Officer of Circa. From November 1995 to May 1998, Dr. Sharoky served on Andrx' Board of Directors as the designee of Watson.

         The Company's Articles provide that the Board of Directors is divided into three classes and directors serve staggered three-year terms. Alan P. Cohen and Dr. Melvin Sharoky will hold office until the 1999 annual meeting and Dr. Chih-Ming J. Chen, Irwin C. Gerson and Dr. Michael A. Schwartz will hold office until the 2000 annual meeting. Dr. Elliot F. Hahn and Representative Elaine Bloom will hold office until the annual meeting of shareholders to be held in 2001.

DIRECTOR COMPENSATION

         Non-employee directors do not receive cash compensation for their services, although they have each been granted stock options under the Stock Incentive Plan to purchase 7,000 shares of Common Stock on June 1 of each year. The initial 7,000 share annual grants, which were made to existing non-employee directors on June 1, 1996, were adjusted based on prior options granted to give effect to prior periods of service. Each new non-employee director was granted an option on the date such person becomes a director (the "Appointment Date") to purchase that number of shares equal to 7,000 multiplied by a fraction, the numerator of which is the number of full months between the Appointment Date and the following June 1, and the denominator of which is twelve. These options become exercisable in ten equal monthly installments (unless such director's term commences after June 1, in which case the options shall vest equally over the number of full months they serve as a director until the following June 1), beginning the first day of the month following the date of grant, provided the optionee has continuously served as a non-employee director. All options granted to non-employee directors are granted at fair market value on the date of the grant and expire ten years from the date of the grant. The following sets forth information with respect to options granted to non-employee directors under the Stock Incentive Plan:

                             NUMBER OF         EXERCISE          EXPIRATION
  NAME OF OPTIONEE            SHARES            PRICE               DATE
------------------------   --------------    -------------     -----------------
Elaine Bloom                    2,500           $ 3.00         May 12, 2003
                                9,000             6.50         August 7, 2004
                                5,875            12.00         June 1, 2006
                                7,000            23.00         June 1, 2007
                                7,000            33.88         June 1, 2008

Irwin C. Gerson                 2,500             3.00         May 12, 2003
                                9,000             6.50         August 7, 2004
                                5,875            12.00         June 1, 2006
                                7,000            23.00         June 1, 2007
                                7,000            33.88         June 1, 2008

Michael Schwartz, Ph.D.         2,500             3.00         May 12, 2003
                                9,000             6.50         August 7, 2004
                                5,875            12.00         June 1, 2006
                                7,000            23.00         June 1, 2007
                                7,000            33.88         June 1, 2008

Melvin Sharoky, M.D.(1)         2,500            11.00         November 11, 2005
                                5,750            12.00         June 1, 2006
                                7,000            23.00         June 1, 2007
                                7,000            33.88         June 1, 2008

(1) Dr. Sharoky joined the Company as Executive Director on March 1, 1999.

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

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to 1998, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for the years ended December 31, 1998, 1997 and 1996 received by the Chief Executive Officer (the "CEO") and the four most highly compensated other executive officers whose annual salary and bonus exceeded $100,000 for 1998 (collectively with the CEO, the "Named Executive Officers").

                                                                                                              LONG TERM
                                                       ANNUAL COMPENSATION                                   COMPENSATION
                                  ---------------------------------------------------------------           ---------------
                                                                                      OTHER                   SECURITIES
                                   FISCAL                                             ANNUAL                  UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR         SALARY             BONUS          COMPENSATION             OPTIONS(#)(1)
------------------------------    ---------    ------------     --------------    ---------------           ---------------
Alan P. Cohen                       1998          $241,200          $50,000            $17,300  (2)              25,000
Co-Chairman and CEO                 1997           188,400           55,000             13,300  (2)                   -
                                    1996           141,900           50,000             18,000  (2)                   -

Chih-Ming J. Chen, Ph.D.            1998           241,200           50,000             31,900  (2)(3)           25,000
Co-Chairman and Chief               1997           188,400           50,000             15,900  (2)                   -
  Scientific Officer                1996           141,900           45,000             19,400  (2)                   -

Elliot F. Hahn, Ph.D.               1998           241,200           50,000             18,800  (2)              25,000
President                           1997           188,400           50,000             14,700  (2)                   -
                                    1996           141,900           45,000             19,900  (2)                   -

Randy Glover                        1998           210,000           15,000             86,800  (5)               3,000
Vice President of                   1997           171,700           38,000            265,000  (6)               4,000
  Operations(4)                     1996           108,000           37,800                  -                   50,000

Scott Lodin                         1998           178,000           40,000             12,200  (7)               6,000
Vice President,                     1997           148,200           30,000              4,000  (7)               7,500
  General Counsel and               1996           136,600           25,000              5,000  (7)               7,500
  Secretary

----------


(1) Represents options to purchase shares of Common Stock granted to the Named Executive Officer under the Stock Incentive Plan.
(2) Represents an automobile allowance, premiums for a $1 million life insurance policy (the beneficiary of which is designated by the Named Executive Officer) other than Dr. Hahn, certain medical expense reimbursements and the premiums for a disability policy (other than for Mr. Cohen), the beneficiary of which is designated by the Named Executive Officer.
(3) Includes compensation of $11,700 for taxes resulting from the forgiveness of an interest bearing loan made by the Company to Dr. Chen.
(4)      Mr. Glover joined the Company as Vice President of Operations in March
         1996.
(5) Represents exercise of options to purchase 3,000 shares of common stock with an exercise price of $11.00 per share and group term life insurance benefits.
(6) Represents exercise of options to purchase 11,000 shares of Common Stock with an exercise price of $11.00 per share.
(7) Represents reimbursement of premiums on medical and dental insurance policies and group term life insurance benefits. For 1998 amount also includes an automobile allowance.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         The Company is party to an employment agreement with Mr. Malahias, Andrx' Vice President and Chief Financial Officer, which expires in January 2001, Mr. Malahias currently receives a base salary of $170,000 per year. The agreement provides that if Mr. Malahias' employment is terminated by the Company without cause, Mr. Malahias may receive a lump sum payment of $90,000. Other amounts are payable and acceleration of vesting of certain options may occur in the event Mr. Malahias' employment is terminated pursuant to a change of control of the Company. The agreement also includes provisions regarding confidentiality and non-solicitation.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of stock options made during Fiscal 1998 to any of the Named Executive Officers.

                                                 % OF
                                                TOTAL                                                   POTENTIAL REALIZABLE
                              NUMBER OF        OPTIONS                                                    VALUE OF ASSUMED
                              SECURITIES      GRANTED TO       EXERCISE                                    ANNUAL RATES OF
                              UNDERLYING      EMPLOYEES        OR BASE                                       STOCK PRICE
                               OPTIONS        IN FISCAL         PRICE            EXPIRATION               APPRECIATION FOR
                               GRANTED           YEAR           ($/SH)              DATE                   OPTION TERMS(1)
                              -----------     -----------      ---------    ---------------------    ----------------------------
                                                                                                         5%              10%
                                                                                                     ------------    ------------
Alan P. Cohen                     25,000             5.1%       $27.375     September 14, 2008         $ 430,400     $ 1,090,700
Chih-Ming J. Chen, Ph.D.          25,000             5.1        $27.375     September 14, 2008           430,400       1,090,700
Elliot F. Hahn, Ph.D.             25,000             5.1        $27.375     September 14, 2008           430,400       1,090,700
Randy Glover                       3,000             0.6        $33.50      March 2, 2008                 63,200         160,200
Scott Lodin                        6,000             1.2        $33.50      March 2, 2008                126,400         320,400

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

STOCK OPTIONS HELD AT END OF 1998

         The following table indicates the number of shares acquired and value realized from the exercise of options and the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 1998

                                                            NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                         OPTIONS AT FISCAL YEAR-END           OPTIONS AT FISCAL YEAR-END
                                                       -------------------------------      --------------------------------
                             SHARES
                            ACQUIRED
                               ON           VALUE
                            EXERCISE      REALIZED        EXERCISABLE  UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE (1)
                            ---------    ---------        -----------  -------------         -----------    -----------------
Alan P. Cohen                       -             -               -        25,000            $        -     $   596,900
Chih-Ming J. Chen, Ph.D.            -             -         200,000        25,000             8,950,000         596,900
Elliot F. Hahn, Ph.D.               -             -               -        25,000                     -         596,900
Randy Glover                    3,000    $   84,000          18,000        25,000               700,500         914,800
Scott Lodin                         -             -          45,000        16,000             1,906,300         472,100

----------
(1)  Based on a fair market value of $51.25 share at December 31, 1998

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There were no compensation committee interlocks and insider participation in executive compensation decisions during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 12, 1999, by (i) each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group:

               NAME AND ADDRESS OF               NUMBER OF SHARES           % OF CLASS
             BENEFICIAL OWNER (1)(2)            BENEFICIALLY OWNED         OUTSTANDING
-----------------------------------------      -------------------        --------------- ---
DIRECTORS AND EXECUTIVE OFFICERS
Alan P. Cohen(3)                                       1,628,964                10.7  %
Chih-Ming J. Chen, Ph.D.(4)                            1,692,514                11.0
Elliot F. Hahn, Ph.D.(5)                                 582,945                 3.8
Randy Glover(6)                                           35,500                   *
Scott Lodin(7)                                            57,750                   *
Elaine Bloom(8)                                           28,275                   *
Irwin C. Gerson(9)                                        31,375                   *
Michael A. Schwartz, Ph.D.(10)                            31,375                   *
Melvin Sharoky, M.D.(11)                                  48,080                   *
All directors and executive
  officers as a group
  (10 persons)(12)                                     4,159,578                26.6

5% OR GREATER HOLDERS

Watson Pharmaceuticals, Inc.(13)
311 Bonnie Circle
Corona, CA 91720                                       3,028,869                19.4

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

(3) Includes 4,875 shares of Common Stock held jointly by Mr. Cohen and his spouse, 1,568,347 shares held in family limited partnerships.

(4) Includes 1,457,693 shares of Common Stock and held by limited partnerships for which Dr. Chen is an officer of the corporate general partner and 200,000 shares of Common Stock issuable upon the exercise of stock options.

(5) Represents 582,945 shares of Common Stock held in a trust for the benefit of Dr. Hahn.

(6) Includes 29,500 shares of Common Stock issuable upon the exercise of stock options.


(7) Includes 55,500 shares of Common Stock issuable upon the exercise of stock options

(8) Includes 19,875 shares of Common Stock issuable upon the exercise of stock options.

(9) Represents 31,375 shares of Common Stock issuable upon the exercise of stock options.

(10) Represents 31,375 shares of Common Stock issuable upon exercise of stock options.

(11) Includes 22,250 shares of Common Stock issuable upon exercise of stock options and 830 shares of Common Stock held by Dr. Sharoky as custodian for his minor children.

(12) Includes the shares of Common Stock described in notes (3) through (8), and (11); 389,875 shares of Common Stock issuable upon the exercise of the stock options and warrants described in notes (4), and (6) through (11); 22,000 shares of Common Stock issuable upon the exercise of stock options held by Angelo C. Malahias, the Company's Vice President and Chief Financial Officer and, 800 shares held as custodian for his minor children.

(13) Includes 337,079 shares of Common Stock issuable upon the exercise of the warrants to purchase Common Stock held by Watson.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DR. CHEN

         The Company is party to a royalty agreement with Dr. Chen, which provides for royalties to Dr. Chen upon the sale of certain products, including Cardizem/registered trademark/ CD, for which the Company received final approval in July 1998 from the FDA. In August 1998, the Company amended that royalty agreement to account for the various contingencies presented by the Stipulation. Royalties paid to Dr. Chen of $637,000 for the year ended December 31, 1998 were based on 3.33% of the Stipulation fees. Such royalties are included in "selling, general, and administrative expenses" in the consolidated statement of operations. The Company is no longer attempting to develop the other product included in that agreement, as the reference brand product is no longer being marketed.

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

         In August 1995, Watson purchased an additional 90,909 shares of Common Stock from the Company at a price of $11.00 per share and Watson was granted a two-month option to purchase no less than 818,182 nor more than 1,454,545 shares of Common Stock from the Company, Mr. Cohen, trusts for the benefit of Dr. Hahn's children (the "Trusts") and Dr. Chen at a price of $11.00 per share (with no more than 181,818 shares being sold by selling shareholders). Watson exercised such option in October 1995 and in December 1995 purchased 1,144,903 shares from the Company, 63,636 shares from Mr. Cohen, 54,546 shares from the Trusts, and 63,636 shares from Dr. Chen, for a total of 1,326,721 shares of Common Stock. In connection with the exercise of the option by Watson, the ANCIRC joint venture agreement was amended to provide that the Company and Watson would agree on two additional product candidates to be developed by ANCIRC, and to restructure the respective interests of the Company and Watson in ANCIRC so that ANCIRC became a 50/50 joint venture.

         In June 1997, Watson purchased an additional 150,000 shares of Common Stock from the Company and 450,000 shares from Andrx' founders at a price of $25.50 per share, the closing price of the Common Stock on the business date prior to the sale. Watson also entered into a standstill agreement with the Company pursuant to which it agreed, among other matters, not to acquire more than a 25% equity interest in the Company or engage in certain transactions with the Company (including a merger), prior to June 13, 2000, without the prior approval of the Company's Board of Directors.

         The Company has also granted Watson certain demand and piggyback registration rights, under the Securities Act of 1933, as amended, with respect to the shares of Common Stock held by Watson and the shares underlying the Watson Warrants, which rights became exercisable commencing June 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(A)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      CONSOLIDATED FINANCIAL STATEMENTS

                  Reference is made to the Index to Financial Statements included in Part II, Item 8 of this Report.

         (2)      FINANCIAL STATEMENT SCHEDULES

                  Not Applicable

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
 3.1              Form of Registrant's Amended and Restated Articles of
                  Incorporation(1)

 3.2              Form of Registrant's Amended and Restated Bylaws(1)

 4.1              Specimen Common Stock Certificate(1)

10.1              Form of Stock Incentive Plan, as amended(1)*

10.2              Intentionally Deleted

10.3              Intentionally Deleted

10.4              Intentionally Deleted

10.5              Intentionally Deleted

10.6              Royalty Agreement between the Registrant and Chih-Ming J.
                  Chen(1)*

10.7 Form of Indemnification Agreement between the Registrant and its officers and directors(1)*

10.8 Development and License Agreement dated as of June 28, 1993 by and between Zenith Laboratories, Inc. and the Registrant(1)(3)

10.9 Technical Transfer Agreement dated as of July 30, 1993 by and between Yung Shin Pharmaceutical Ind. Co. Ltd. and the Registrant (1)(3)

10.10 Development and License Agreement dated as of September 22, 1993 by and between Circa Pharmaceuticals, Inc. and the Registrant(1)(3)

EXHIBIT NO.       DESCRIPTION
-----------       -----------

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

10.23 Patent and Know How License Agreement dated as of July 8, 1994 between Circa Pharmaceuticals, Inc. and ANCIRC, as amended(1)

10.24 Securities Purchase Agreement dated as of July 8, 1994 between the Registrant and Circa Pharmaceuticals, Inc.(1)

10.25 Securities Purchase Agreement dated as of August 17, 1995 between the Registrant and Circa Pharmaceuticals, Inc.(1)

10.26 Securities Purchase Agreement dated as of October 30, 1995 between the Registrant and Circa Pharmaceuticals, Inc.(1)

10.27             Development Agreement between Sepracor, Inc. and the
                  Registrant(1)(3)

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.28             Sixth Amendment to the Loan and Security Agreement by and
                  between Congress Financial Corporation (Florida) and
                  Registrant(4)

10.29             Employment Agreement between the Registrant and Angelo C.
                  Malahias(5)*

10.30 First Amendment to Lease Agreement relating to the premises located at 3436 University Drive, Davie, Florida(5)

10.31 Third Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (6)

10.32 Fourth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (6)

10.33 Fifth Addendum to Lease between the Registrant and New Town Commerce Centre, Ltd., relating to the premises at 4011 S.W. 47th Avenue, Davie, Florida (6)

10.34 Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises located at 4111 S.W. 47th Avenue, Davie, Florida(6)

10.35 Amendment to Royalty Agreement between the Registrant and Chih-Ming J. Chen, Ph.D. (7)

10.36 Lease Agreement relating to premises located at 500 Blue Lake Drive, Boca Raton, Florida (7)

10.37 Lease Agreement relating to premises located at 2915 Weston Road, Weston, Florida (7)

21.1              Subsidiaries of the Registrant(5)

23.2              Consent of Arthur Andersen LLP(2)

27.1              Financial Data Schedule(2)

99.1              Financial Statements of ANCIRC Pharmaceuticals(2)

*MANAGEMENT COMPENSATION PLAN OR ARRANGEMENT.

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

(6) Filed as an Exhibit of the same number in Annual Report on form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(7) Filed as an Exhibit of the same number in the Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference.

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

                                      ANDRX CORPORATION

                                By:   /s/ Alan P. Cohen
                                      ------------------------------------------
                                      Alan P. Cohen
                                      Co-Chairman and Chief Executive Officer

                                By:   /s/ Angelo C. Malahias
                                      ------------------------------------------
                                      Angelo C. Malahias
                                      Vice President and Chief Financial Officer

Date:  March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                 DATE
----------------------------------   ----------------------------------    ---------------
/s/ Alan P. Cohen                    Co-Chairman, Chief Executive          March 31, 1999
----------------------------------   Officer and Director
Alan P. Cohen                        (Principal Executive Officer)

/s/ Chih-Ming J. Chen, Ph.D.         Co-Chairman, Chief Scientific         March 31, 1999
----------------------------------   Officer and Director
Chih-Ming J. Chen, Ph.D.

/s/ Elliot F. Hahn, Ph.D.            President and Director                March 31, 1999
----------------------------------
Elliot F. Hahn, Ph.D.

/s/ Angelo C. Malahias               Vice President and Chief              March 31, 1999
----------------------------------   Financial Officer
Angelo C. Malahias                   (Principal Financial and
                                     Accounting Officer)

/s/ Rep. Elaine Bloom                Director                              March 31, 1999
----------------------------------
Rep. Elaine Bloom

/s/ Irwin C. Gerson                  Director                              March 31, 1999
----------------------------------
Irwin C. Gerson

/s/ Michael A. Schwartz, Ph.D.       Director                              March 31, 1999
----------------------------------
Michael A. Schwartz, Ph.D.

/s/ Melvin Sharoky, M.D.             Executive Director and Director       March 31, 1999
----------------------------------
Melvin Sharoky, M.D.

                                ANDRX CORPORATION

                                INDEX TO EXHIBITS

                                 1998 FORM 10-K

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
23.2                       Consent of Arthur Andersen LLP

27.1                       Financial Data Schedule

99.1                       Financial Statements of ANCIRC Pharmaceuticals