Form 10-Q
period 1999-03-31
ANDRX CORP
filed 1999-05-14
CIK 911755

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

                            -------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                            -------------------------

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

                      YES       X            NO
                          -------------             -------------

         As of May 3, 1999, 15,294,000 shares of the Registrant's only class of common stock were issued and outstanding.



================================================================================

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheets -
                  as of March 31, 1999  and December 31, 1998               3

                  Unaudited Consolidated Statements of Operations -
                  for the three months ended March 31, 1999 and 1998        4

                  Unaudited Consolidated Statements of Cash Flows -
                  for the three months ended March 31, 1999 and 1998        5

                  Notes to Unaudited Consolidated Financial Statements      6

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations         10

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        17

         Item 6.  Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                                 18

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                    MARCH 31,     DECEMBER 31,
                                                                      1999            1998
                                                                   ----------     ------------
ASSETS
Current assets
  Cash and cash equivalents                                        $  11,700       $  17,459
  Investments available-for-sale                                      16,799           5,633
  Accounts receivable, net of allowances of $2,755 and $2,529
    as of March 31, 1999 and December 31, 1998, respectively          35,645          33,811
  Investment in and due from or to joint venture, net                    434              89
  Inventories                                                         61,614          42,337
  Prepaid and other current assets                                       993             631
                                                                   ---------       ---------
    Total current assets                                             127,185          99,960
  Property, plant and equipment, net                                  24,167          20,429
  Other assets                                                           913             809
                                                                   ---------       ---------

    Total assets                                                   $ 152,265       $ 121,198
                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                 $  48,393       $  33,516
  Accrued liabilities                                                 12,533          10,892
  Bank loan                                                           10,206           4,107
  Notes payable                                                           37             100
                                                                   ---------       ---------

    Total current liabilities                                         71,169          48,615
                                                                   ---------       ---------

Commitments and contingencies (Notes 2 and 7)

Shareholders' equity
  Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding as of March 31, 1999
    and December 31, 1998                                                 --              --
  Common stock; $0.001 par value, 25,000,000
    shares authorized; 15,272,000 and 15,173,400
    shares issued and outstanding as of March 31, 1999 and
    December 31, 1998, respectively                                       15              15
  Additional paid-in capital                                          87,911          86,320
  Accumulated deficit                                                 (6,807)        (13,751)
  Unrealized loss on investments available-for-sale                      (23)             (1)
                                                                   ---------       ---------

     Total shareholders' equity                                       81,096          72,583
                                                                   ---------       ---------

     Total liabilities and shareholders' equity                    $ 152,265       $ 121,198
                                                                   =========       =========

    The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               -------------------------------
                                                   1999               1998
                                               ------------       ------------
Revenues
  Distributed products                         $     63,025       $     48,080
  Manufactured products                               4,373              2,615
  Stipulation fees                                   10,000                 --
  Licensing                                             526                 --
                                               ------------       ------------

Total revenues                                       77,924             50,695
                                               ------------       ------------

Operating expenses
  Cost of distributed products                       50,569             40,939
  Manufacturing costs
    (including idle facility costs)                   2,257                998
  Selling, general and administrative                 8,808              6,081
  Research and development                            4,405              3,096
  Equity in losses of joint venture                     148                298
  Software development and administrative             2,744                490
  Legal settlement                                      545                 --
                                               ------------       ------------

Total operating expenses                             69,476             51,902
                                               ------------       ------------

Income (loss) from operations                         8,448             (1,207)

Other income (expense)
  Gain on sale of Cybear, Inc. shares                   300                 --
  Interest income                                       366                293
  Interest expense                                     (154)               (46)
                                               ------------       ------------

Income (loss) before income taxes                     8,960               (960)

Income taxes                                          2,016                 --
                                               ------------       ------------

Net income (loss)                              $      6,944       $       (960)
                                               ============       ============


Basic net income (loss) per share              $       0.46       $      (0.06)
                                               ============       ============

Diluted net income (loss) per share            $       0.43       $      (0.06)
                                               ============       ============

Basic weighted average shares of common
  stock outstanding                              15,218,000         14,888,900
                                               ============       ============
Diluted weighted average shares of common
  stock outstanding                              16,156,300         14,888,900
                                               ============       ============


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                       1999           1998
                                                                     --------       --------
Cash flows from operating activities
  Net income (loss)                                                  $  6,944       $   (960)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                         862            678
    Provisions for doubtful accounts, net                                 226             16
    Options granted to consultants                                         --             50
    Gain on sale of Cybear, Inc. shares                                  (300)            --
    Equity in losses of joint venture                                     148            298
    Contributions to joint venture                                       (500)          (600)
    Changes in operating assets and liabilities:
      Accounts receivable                                              (2,060)          (571)
      Due from or to joint venture                                          7            265
      Inventories                                                     (19,277)        (7,706)
      Prepaid and other current assets                                   (362)            11
      Other assets                                                       (104)          (486)
      Accounts payable and accrued liabilities                         16,518          4,465
                                                                     --------       --------

      Net cash provided by (used in) operating activities               2,102         (4,540)
                                                                     --------       --------

Cash flows from investing activities
  Purchases of property, plant and equipment                           (4,600)          (799)
  Maturities (purchases) of investments available-for-sale, net       (11,188)         1,277
                                                                     --------       --------

      Net cash provided by (used in) investing activities             (15,788)           478
                                                                     --------       --------

Cash flows from financing activities
  Proceeds from exercises of stock options and warrants                 1,501            769
  Net borrowings under bank loan                                        6,099            457
  Payments on notes payable                                               (63)            --
  Proceeds from sale of Cybear, Inc. shares                               300             --
  Capital transactions of Cybear, Inc.                                     90             --
                                                                     --------       --------

      Net cash provided by financing activities                         7,927          1,226
                                                                     --------       --------

Net decrease in cash and cash equivalents                              (5,759)        (2,836)

Cash and cash equivalents, beginning of period                         17,459          6,625
                                                                     --------       --------

Cash and cash equivalents, end of period                             $ 11,700       $  3,789
                                                                     ========       ========

Supplemental disclosure of cash paid during the period for:

      Interest                                                       $    154       $     46
                                                                     ========       ========

      Income taxes                                                   $    115       $     --
                                                                     ========       ========


    The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       CYBEAR, INC.

         For the three months ended March 31, 1999, Andrx recognized a gain of $300,000 on the sale of Cybear, Inc. ("Cybear") (OTC Bulletin Board: CYBR) common stock to Cybear's Chairman pursuant to an existing subscription agreement.

         On April 20, 1999, Cybear filed a registration statement for a public offering of primary shares of its common stock. No assurance can be given that the offering will be consummated. If the offering is not consummated, Cybear, Inc. will need additional funding, which may be provided by the Company or other sources.

3.       INCOME TAXES

         For the three months ended March 31, 1999, the Company provided $2,016,000 for Federal and state income taxes or 22.5% of income before taxes, which is the Company's estimated annual 1999 effective tax rate. The Company was not required to provide for Federal and state income taxes for the three months ended March 31, 1999 at the statutory rate due to its utilization of net operating loss carryforwards.

         For the three months ended March 31, 1998, the Company had no income taxes as its income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

4.       EARNINGS (LOSS) PER SHARE

         For the three months ended March 31, 1999 in which the Company generated net income, the diluted basis considers the weighted average shares of common stock outstanding including common stock equivalents.

         For the three months ended March 31, 1998 the Company generated net losses. Accordingly, all common stock equivalents were excluded from the calculation of net loss per diluted share since the effects were anti-dilutive. The diluted net loss per share is based on the weighted average shares of common stock outstanding.

5.       COMPREHENSIVE INCOME (LOSS)

         The components of the Company's comprehensive income (loss) are as follows (in thousands):


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                            --------------------------------------
                                                                                  1999                 1998
                                                                            -----------------    -----------------
Net income (loss)                                                           $       6,944        $         (960)
Unrealized gain (loss) on investments available-for-sale                              (22)                    8
                                                                            -----------------    -----------------

Comprehensive income (loss)                                                 $       6,922        $         (952)
                                                                            =================    =================

6.       STOCK SPLIT

         In May 1999, Andrx' Board of Directors approved a 2-for-1 stock split. The stock split will be in the form of a 100% stock dividend to be distributed on or about June 1, 1999. In connection with this stock split, the Company's authorized common stock will be increased to 50,000,000. Anti-dilutive adjustments will be made to the Company's Stock Option Plan and the options outstanding thereunder. Shareholders of record at the close of business on May 17, 1999 will receive an additional share of common stock for each share of the Company's stock held on that date. Such stock split has not been reflected in the accompanying unaudited consolidated financial statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.       CONTINGENCIES

         CARDIZEM(R) CD LITIGATION

         In addition to the putative class actions described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, another suit has been filed against the Company in Florida attacking the stipulation and seeking relief similar to that sought in those class actions.

         FORMER EMPLOYEE

         In May 1996, a former employee of the Company filed a suit against the Company claiming he was entitled to receive, pursuant to the terms of his employment arrangement with the Company, a royalty equal to 1% of the gross revenues from the Company's bioequivalent versions of Dilacor XR(R) and Cardizem(R) CD. Following mediation which commenced in March 1999, this action was settled with the parties releasing each other from any liability, through a payment to the former employee of $545,000.

8.       BUSINESS SEGMENTS

         Effective December 31, 1998, the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to disclose selected segment information on an interim basis.

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

         The Company operates in the following business segments:

         o Anda Generics, Inc. ("Anda Generics") markets and distributes generic pharmaceuticals manufactured by third parties.

         o Andrx Pharmaceuticals, Inc. ("Andrx Pharmaceuticals") develops bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and manufactures and sells such products.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

         o Aura Laboratories, Inc. ("Aura Labs") applies the proprietary drug delivery technologies developed by Andrx Pharmaceuticals to the development of brand name controlled-release formulations of existing drugs.

         o Cybear uses the Internet and Internet-based browser technologies to develop applications designed to improve communication among, and increase efficiencies for, healthcare providers.

         The category "Corporate and Other" consists of corporate headquarters, including general and administrative expenses, interest income, income taxes and adjustments for minority interest.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 1999
                                                       (in thousands)
-----------------------------------------------------------------------------------------------------------------

                              ANDA           ANDRX          AURA                       CORPORATE &
                            GENERICS    PHARMACEUTICALS     LABS          CYBEAR          OTHER      CONSOLIDATED
                            --------    ---------------   --------       --------      -----------   ------------
Revenues                    $ 63,025       $ 14,899       $     --       $     --       $     --       $ 77,924
Equity in losses of
joint venture                     --           (148)            --             --             --           (148)
Income (loss) from
operations                     6,321          8,121         (1,239)        (2,794)        (1,961)         8,448
Gain on sale of Cybear
shares                           300             --             --             --             --            300
Interest income                   --             --             --             --            366            366
Interest expense                (154)            --             --             --             --           (154)
Income tax expense                --             --             --             --         (2,016)        (2,016)

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 1998
                                                       (in thousands)
-----------------------------------------------------------------------------------------------------------------

                                 ANDA           ANDRX          AURA                       CORPORATE &
                               GENERICS    PHARMACEUTICALS     LABS          CYBEAR          OTHER      CONSOLIDATED
                               --------    ---------------   --------       --------      -----------   ------------
Revenues                       $ 48,080       $  2,615       $     --       $     --       $     --       $ 50,695
Equity in losses of joint
venture                              --           (298)            --             --             --           (298)
Income (loss) from
operations                        2,381         (1,692)          (410)          (501)          (985)        (1,207)
Interest income                      --             --             --             --            293            293
Interest expense                    (46)            --             --             --             --            (46)

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY COMMERCIALIZED A FEW PRODUCTS, HAS NEW TECHNOLOGIES, LIMITED MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, NEED FOR FUTURE CAPITAL AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND PATENT INFRINGEMENT AND OTHER LITIGATION. ADDITIONALLY, THE COMPANY IS SUBJECT TO RISKS AND UNCERTAINTIES ASSOCIATED WITH DRUG DISTRIBUTION COMPANIES, INCLUDING BUT NOT LIMITED TO FIERCE COMPETITION, COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, AND DECREASING GROSS PROFITS. IN ADDITION, THE COMPANY'S INTERNET BASED HEALTHCARE SOLUTIONS SUBSIDIARY IS SUBJECT TO THE RISKS AND UNCERTAINTIES OF A DEVELOPMENT STAGE INTERNET COMPANY, INCLUDING BUT NOT LIMITED TO LIMITED OPERATING HISTORY, UNCERTAINTY OF MARKET ACCEPTANCE, CHANGES IN TECHNOLOGY, LIMITED CAPITAL, AND DEPENDENCE ON THE ADOPTION OF THE INTERNET AS A BUSINESS AND ADVERTISING MEDIUM. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (THE "SEC").

INTRODUCTION

         Andrx was organized in August 1992, and in November 1992 commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-released products and an Internet based software application for healthcare providers. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the U.S. Food and Drug Administration ("FDA") granted final approval of the Company's Abbreviated New Drug Application ("ANDA") for its bioequivalent version of Dilacor XR(R), the Company's first manufactured product, which it immediately launched.

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively "HMRI") arising out of a patent infringement clam brought against the Company by HMRI (the "HMRI Litigation") relating to the Company's bioequivalent version of Cardizem(R) CD. Andrx and HMRI entered into the Stipulation in partial settlement of the HMR Litigation in order to reduce the risks that both parties face as the case is litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against HMRI.

HMRI agreed to compensate Andrx for any lost profits, which are stipulated to be $100.0 million per year, if Andrx ultimately prevails in the HMR Litigation. HMRI also agreed to make non-refundable quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem(R) CD and continuing until the HMR Litigation is resolved or certain other events occur. Such quarterly payments are to be credited against the payments of the stipulated lost profits if Andrx prevails in the HMR Litigation. In July 1998, the Company received final FDA marketing approval for its bioequivalent version of Cardizem(R) CD.

         The Company is a 50% partner in ANCIRC Pharmaceuticals ("ANCIRC"), a joint venture with Watson Pharmaceuticals, Inc. ("Watson"), for the development of up to eight controlled-release pharmaceutical products. Capital contributions to, distributions from, and net income or losses generated by ANCIRC are allocated equally between the Company and Watson. In September 1998, upon FDA approval, ANCIRC launched its first product, a bioequivalent version of Trental(R). In March 1999, the FDA approved ANCIRC's second product, a bioequivalent version of Oruvail(R), and ANCIRC commenced the sale of such product in April 1999. The Company is also party to development and licensing agreements for additional controlled-release products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 ("1999 QUARTER") AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998 ("1998 QUARTER")

         For the 1999 Quarter, Andrx reported net income of $6,944,000 or $0.43 per diluted share as compared to a net loss of $960,000 or $0.06 per diluted share for the 1998 Quarter.

         Total revenues increased by 53.7% to $77,924,000 for the 1999 Quarter as compared to $50,695,000 for the 1998 Quarter.

         For the 1999 Quarter, sales from distributed products increased by 31.1% to $63,025,000 as compared to $48,080,000 for the 1998 Quarter. The increase in sales from distributed products reflects an increase in sales to customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products increased to $4,373,000 for the 1999 Quarter as compared to $2,615,000 for the 1998 Quarter.

         In the 1999 Quarter, Andrx earned $10,000,000 in stipulation fees pursuant to the Stipulation.

         Licensing revenues of $526,000 were generated in the 1999 Quarter from the Company's domestic and international licensing arrangements.

         Gross profits from sales of distributed products were $12,456,000 or a gross margin of 19.8% in the 1999 Quarter, as compared to $7,141,000 or a gross margin of 14.9% in the 1998 Quarter. This represents the 27th consecutive quarter (every quarter since inception) with an increase in gross profits from the distribution operation. The gross margin percentage in the 1999 Quarter was higher than historical trends and may not be indicative of the expected gross margin percentage in future periods.

         Manufacturing costs, which consist of costs of manufactured products as well as idle facility costs, were $2,257,000 for the 1999 Quarter as compared to $998,000 for the 1998 Quarter. The manufacturing facility was not fully utilized for the Company's commercial manufacturing operations during the 1999 Quarter and the 1998 Quarter.

         Selling, general and administrative expenses were $8,808,000 or 11.3% of total revenues for the 1999 Quarter, as compared to $6,081,000 or 12.0% of total revenues for the 1998 Quarter. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales from distributed and manufactured products but also includes a royalty, with respect to the Stipulation fees, to the Company's Co-Chairman and Chief Scientific Officer, who is also a principal shareholder.

         Research and development expenses were $4,405,000 in the 1999 Quarter, as compared to $3,096,000 in the 1998 Quarter. The increase in research and development expenses of $1,309,000 or 42.3% reflects the progress and expansion of the Company's development activities for its bioequivalent (ANDA) and brand name (NDA) drug development programs, including legal costs related to patent infringement claims associated with the Company's ANDA filings.

         The Company's equity share of losses in ANCIRC, decreased to $148,000 for the 1999 Quarter, as compared to $298,000 in the 1998 Quarter. This decrease was primarily attributed to the launch of ANCIRC's first product, a bioequivalent version of Trental(R) in September 1998.

         In the 1999 Quarter, the Company incurred $2,744,000 of software development and administrative costs as compared to $490,000 in the 1998 Quarter. The increase in software development and administrative costs primarily relates to progress in software applications and the establishment of the related administrative infrastructure by Cybear, Inc. ("Cybear") (OTC Bulletin
Board: CYBR), the Company's 94% owned Internet based healthcare communications technology subsidiary.

         In the 1999 Quarter, the Company and a former employee who claimed that he was entitled to receive a royalty equal to 1% of gross revenues from the Company's versions of Dilacor XR(R) and Cardizem(R) CD, agreed to settle their claims against each other with a payment from Andrx to such employee of $545,000.

         In the 1999 Quarter, Andrx recognized a gain of $300,000 on the sale of Cybear common stock to Cybear's Chairman pursuant to an existing subscription agreement.

         Interest income was $366,000 in the 1999 Quarter, as compared to $293,000 in the 1998 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 1999 Quarter, as compared to the 1998 Quarter. The Company invests in short-term investment grade interest bearing securities.

         Interest expense increased to $154,000 in the 1999 Quarter from $46,000 in the 1998 Quarter. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during the 1999 Quarter, as compared to the 1998 Quarter.

         In the 1999 Quarter, the Company provided $2,016,000 for Federal and state income taxes or 22.5% of income before taxes, which is the estimated annual 1999 effective tax rate. The Company was not required to provide for Federal and state income taxes in the 1999 Quarter at the statutory rate due to the utilization of net operating loss carryforwards. In the 1998 Quarter, the Company had no income taxes as its income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

         The diluted weighted average shares of common stock outstanding were
16.2 million in the 1999 Quarter as compared to 14.9 million for the 1998 Quarter. The increase in such diluted weighted average shares of common stock outstanding in the 1999 Quarter, as compared to the comparable 1998 Quarter resulted primarily from the inclusion of stock equivalents in the profitable 1999 Quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, Andrx had $28.5 million in cash, cash equivalents and investments available-for-sale and $56.0 million of working capital.

         Net cash provided by operating activities was $2.1 million in the 1999 Quarter, as compared to net cash used in operating activities of $4.5 million in the 1998 Quarter. Net cash provided by operating activities in the 1999 Quarter is primarily due to the Company generating $6.9 million of net income in the 1999 Quarter, and increases in accounts payable and accrued expenses offset by increases in accounts receivable and inventories. Net cash used in operating activities in the 1998 Quarter is primarily attributed to increases in inventories and accounts receivable, offset by increases in accounts payable and accrued liabilities. The increase in inventories in the 1999 Quarter and the 1998 Quarter include purchases of inventories for distribution in anticipation of potential price increases by generic drug manufacturers.

         Net cash used in investing activities was $15.8 million in the 1999 Quarter, as compared to net cash provided by investing activities of $478,000 in the 1998 Quarter. In the 1999 Quarter, the Company invested $11.2 million in investments available-for-sale and the Company purchased $4.6 million of property, plant and equipment. In the 1998 Quarter, $1.3 million of investments available-for-sale matured and the Company purchased $799,000 of property, plant and equipment.

         Net cash provided by financing activities was $7.9 million in the 1999 Quarter, as compared to $1.2 million in the 1998 Quarter. Net cash provided by financing activities in the 1999 Quarter consisted of net borrowings of $6.1 million under the Company's bank loan, $1.5 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants and $300,000 in proceeds from the gain on the sale of shares of Cybear common stock. Net cash provided by financing activities for the 1998 Quarter consisted of $769,000 from the issuance of shares of common stock upon the exercises of stock options and warrants and $457,000 of net borrowings under on the Company's bank loan.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's bank loan of $10.2 million as of March 31, 1999 as compared to $4.1 million as of March 31, 1998. Such increase relates primarily to the financing of additional inventories for distribution. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operations accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary.

         In September 1997, the Company entered into the Stipulation in which, the Company agreed that if the HMR Litigation is not concluded by the date the FDA grants final approval of the ANDA for the Company's bioequivalent version of Cardizem(R)CD, Andrx will not commence the commercial sale of the product in the United States until a final and unappealable judgment is issued or certain other events occur. The Stipulation provides that upon receiving final FDA approval of its product, Andrx will begin to receive interim payments from HMRI of $10.0 million quarterly which, absent certain defaults by Andrx, are non-refundable. The FDA approval Andrx received in July 1998 triggered the $10.0 million quarterly payment. These payments will increase retroactively to $100.0 million per year, less the amounts previously received by Andrx, if Andrx prevails in the HMR Litigation. The Stipulation also provides Andrx with the option of licensing HMRI's patents covering the Cardizem(R) CD product at certain times.

         The Company anticipates that its cash requirements will continue to increase due to the construction of its research and development, manufacturing, distribution and corporate facilities including the related equipment purchases, and expected increases in distribution inventories. The Company anticipates that for the year ending December 31, 1999 it will incur approximately $27 million in capital expenditures and distribution inventories will increase by $30 million. The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations through 1999. Accordingly, the Company may need additional funding in future periods. Additional funding, whether obtained through public or private debt or equity financing, or from collaborative arrangements, may not be available when required or may not be available on terms favorable to the Company, if at all. If additional financing is not available, the Company may be required to delay, scale back or eliminate some or all of its research and development programs and software development or to license to third parties products or technologies that the Company might otherwise seek to develop and commercialize itself.

         In April 1999, Cybear filed a registration statement for a public offering of primary shares of common stock. No assurance can be given that the offering will be consummated. If the offering is not consummated, Cybear will need additional funding, which may be provided by the Company or other sources.

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

         As such, the Company will attempt to obtain replacements or modifications that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in the first quarter 1998, shall be completed by third quarter 1999, prior to any currently anticipated impact from this issue. The Company estimates that as of May 3, 1999, it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues. The projects comprising the remaining 40% of the initiatives are in process.

         The Company has also mailed letters to its significant vendors, customers and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 compliant. For those significant service providers that have not provided written assurance that they are year 2000 compliant, the Company is developing contingency plans to address issues that might arise from interfaces with such entities.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $1.6 million and will be funded from current existing financial resources. As of May 3, 1999 the Company had incurred costs of approximately $640,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for analysis, repair of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been materially delayed by these efforts and Year 2000 issues should not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         The Company has initiated a comprehensive analysis of the operational problems and costs (including loss of revenues) that are reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan is 40% complete for dealing with the most reasonably likely worst case scenario, but such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold or received by the Company may lead to claims whose impact on the Company is not currently estimatable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to the "Notes to Unaudited Consolidated Financial Statements" included in PART I, Item 1 of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      27.1   Financial Data Schedule
             (SEC use only)

(b) Reports on Form 8-K:

             None

                                ANDRX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         By:    /s/  Alan P. Cohen
                                ------------------------------------------------
                                Alan P. Cohen
                                Co-Chairman and Chief Executive Officer
                                (Principal Executive Officer)

                         By:    /s/  Angelo C. Malahias
                                ------------------------------------------------
                                Angelo C. Malahias
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

May 14, 1999

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

 27.1                              Financial Data Schedule