Form 10-Q
period 1999-06-30
ANDRX CORP
filed 1999-08-16
CIK 911755

===============================================================================

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                        YES     __X__            NO _____

         As of August 2, 1999, 31,388,400 shares of the Registrant's only class of common stock were issued and outstanding.

===============================================================================

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                                                                             PAGE
                                                                                                             NUMBER
                                                                                                             ------

INDEX TO FORM 10-Q

PART I.            FINANCIAL INFORMATION

                   Item 1.  Consolidated Financial Statements

                             Unaudited Consolidated Balance Sheets -
                               as of June 30, 1999 and December 31, 1998                                       3

                             Unaudited Consolidated Statements of Income -
                               for the three and six months ended June 30, 1999 and 1998                       4

                             Unaudited Consolidated Statements of Cash Flows -
                               for the six months ended June 30, 1999 and 1998                                 5

                             Notes to Unaudited Consolidated Financial Statements                              6

                   Item 2.  Management's Discussion and Analysis
                                of Financial Condition and Results of Operations                              10

PART II.           OTHER INFORMATION

                   Item 1.  Legal Proceedings                                                                 19

                   Item 2.  Submission of Matters to a Vote of Security Holders                               19

                   Item 6.  Exhibits and Reports on Form 8-K                                                  19

SIGNATURES                                                                                                    20

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                                   JUNE 30,            DECEMBER 31,
                                                                                     1999                  1998
                                                                                ----------------     -----------------

ASSETS
Current assets
  Cash and cash equivalents                                                     $    82,890          $    17,459
  Investments available-for-sale                                                     42,046                5,633
  Accounts receivable, net of allowances of $5,819 and $2,529
    as of June 30, 1999 and December 31, 1998, respectively                          70,632               33,811
  Inventories                                                                        71,651               42,337
  Prepaid and other current assets                                                    2,593                  631
  Investment in and due from or to joint venture, net                                   830                   89
                                                                                ----------------     -----------------

    Total current assets                                                            270,642               99,960

  Property, plant and equipment, net                                                 28,649               20,429
  Other assets                                                                        2,306                  809
                                                                                ----------------     -----------------
    Total assets                                                                $   301,597          $   121,198
                                                                                ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                              $    40,532               33,516
  Accrued liabilities                                                                16,234               10,837
  Income taxes payable                                                               31,739                   55
  Bank loan                                                                          28,156                4,107
  Notes payable                                                                         424                  100
                                                                                ----------------     -----------------

    Total current liabilities                                                       117,085               48,615
                                                                                ----------------     -----------------

Commitments and contingencies (Note 7)

Minority interest                                                                    13,289                    -

Shareholders' equity
  Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding as of June 30, 1999
    and December 31, 1998                                                                 -                    -
  Common stock; $0.001 par value, 50,000,000
    shares authorized; 31,348,219 and 30,346,800
    shares issued and outstanding as of June 30, 1999 and
    December 31, 1998, respectively                                                      31                   30
  Additional paid-in capital                                                        129,146               86,305
  Retained earnings (accumulated deficit)                                            42,073              (13,751)
  Unrealized loss on investments available-for-sale, net of income taxes                (27)                  (1)
                                                                                ----------------     -----------------

     Total shareholders' equity                                                     171,223               72,583
                                                                                ----------------     -----------------

     Total liabilities and shareholders' equity                                 $   301,597          $   121,198
                                                                                ================     =================

  The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                           JUNE 30,
                                                                    1999              1998             1999              1998
                                                                -------------     -------------    -------------     -------------
Revenues
  Distributed products                                          $    66,108       $    52,855      $  129,133        $  100,935
  Manufactured products                                              36,516             2,674          40,889             5,289
  Stipulation fees                                                   60,733                 -          70,733                 -
  Licensing and other                                                 1,203               426           1,729               426
                                                                -------------     -------------    -------------     -------------

Total revenues                                                      164,560            55,955         242,484           106,650
                                                                -------------     -------------    -------------     -------------

Operating expenses
  Cost of distributed products                                       53,587            44,880         104,156            85,819
  Manufacturing costs                                                 6,033             1,308           8,290             2,306
  Selling, general and administrative                                16,065             6,395          24,873            12,475
  Research and development                                            7,186             4,084          11,591             7,180
  Equity in (income) losses of joint venture                           (277)              388            (129)              686
  Cybear, Inc. Internet operating expenses                            3,182               746           5,926             1,236
  Legal settlement                                                        -                 -             545                 -
                                                                -------------     -------------    -------------     -------------

Total operating expenses                                             85,776            57,801         155,252           109,702
                                                                -------------     -------------    -------------     -------------

Income (loss) from operations                                        78,784            (1,846)         87,232            (3,052)

Other income (expense)
  Gain on sale of Cybear, Inc. shares                                     -                 -             300                 -
  Interest income                                                       537               230             903               523
  Interest expense                                                     (483)             (102)           (637)             (148)
                                                                -------------     -------------    -------------     -------------

Income (loss) before income taxes                                    78,838            (1,718)         87,798            (2,677)

Income taxes                                                         29,958                 -          31,974                 -
                                                                -------------     -------------    -------------     -------------

Net income (loss)                                               $    48,880       $    (1,718)     $   55,824        $   (2,677)
                                                                =============     =============    =============     =============

Basic net income (loss) per share                               $      1.60       $      (0.06)    $     1.83        $    (0.09)
                                                                =============     =============    =============     =============

Diluted net income (loss) per share                             $      1.51       $      (0.06)    $     1.73        $    (0.09)
                                                                =============     =============    =============     =============

Basic weighted average shares of common
    stock outstanding                                            30,614,000         30,039,000     30,525,000        29,908,000
                                                                =============     =============    =============     =============

Diluted weighted average shares of common
    stock outstanding                                            32,461,000         30,039,000     32,261,000        29,908,000
                                                                =============     =============    =============     =============


 The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                     -------------------------------
                                                                         1999              1998
                                                                     -------------     -------------

Cash flows from operating activities
  Net income (loss)                                                  $     55,824      $     (2,677)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                           1,780             1,572
    Provision for doubtful accounts, net                                    3,290               244
    Gain on sale of Cybear, Inc. shares                                      (300)                -
    Equity in (income) losses of joint venture                               (129)              686
    Contributions to joint venture                                           (500)             (900)
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (40,111)           (3,966)
      Due from or to joint venture                                           (112)              265
      Inventories                                                         (29,314)          (19,039)
      Prepaid and other assets                                             (3,402)             (146)
      Accounts payable and accrued liabilities                             12,413             8,052
      Income taxes payable                                                 31,684                 -
                                                                     -------------     -------------

      Net cash provided by (used in) operating activities                  31,123           (15,909)
                                                                     -------------     -------------

Cash flows from investing activities
  Purchases of property, plant and equipment                              (10,000)           (3,990)
  Maturities (purchases) of investments available-for-sale, net           (36,455)           11,413
                                                                     -------------     -------------

      Net cash provided by (used in) investing activities                 (46,455)            7,423
                                                                     -------------     -------------

Cash flows from financing activities
  Proceeds from exercises of stock options and warrants                     5,303             1,546
  Net borrowings under bank loan                                           24,049             6,225
  Proceeds from Cybear, Inc.'s public share offering                       50,787                 -
  Proceeds from sale of Cybear, Inc. shares                                   300                 -
  Proceeds on notes payable                                                   612                 -
  Payments on notes payable                                                  (288)                -
                                                                     -------------     -------------

      Net cash provided by financing activities                            80,763             7,771
                                                                     -------------     -------------

Net increase (decrease) in cash and cash equivalents                       65,431              (715)

Cash and cash equivalents, beginning of period                             17,459             6,625
                                                                     -------------     -------------

Cash and cash equivalents, end of period                             $     82,890      $      5,910
                                                                     =============     =============

Supplemental disclosure of cash paid during the period for:

      Interest                                                       $        637      $        148
                                                                     =============     =============

      Income taxes                                                   $        290      $          -
                                                                     =============     =============

  The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited results of operations for the three and six months ended June 30, 1999 and the cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Share and per share amounts have been restated for all prior periods for the Company's May 17, 1999 two-for-one stock split effected in the form of a 100% stock dividend.

2.       CYBEAR, INC.

         On June 23, 1999, Cybear, Inc. ("Cybear") (Nasdaq: CYBA), Andrx' Internet-based portal and provider of healthcare communications and applications subsidiary, completed a public offering of 3,450,000 of its common shares at $16.00 per share raising net proceeds of approximately $50.8 million. Such public offering reduced Andrx' ownership in Cybear from approximately 95% to 76%.

3.       PRODUCT DISTRIBUTION, DEVELOPMENT AND
               LICENSING AGREEMENT

         In June 1999, the Company entered into an agreement with Geneva Pharmaceuticals, Inc., a member of the Novartis Group, and the Global Generics sector of Novartis AG, (collectively, "Geneva"), for the sale and marketing of certain products. The agreement includes funding by Geneva of certain controlled-release dosage forms of existing products that Andrx is developing for submission as New Drug Applications (NDAs), the grant of marketing rights to Geneva in certain territories for these products, and the receipt by Andrx of at least certain minimum amounts of royalties from the sale of such products. The Company has also committed to continuing to sell generic products marketed by Geneva.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.       INCOME TAXES

         For the three and six months ended June 30, 1999, the Company provided $30.0 million and $32.0 million, respectively, for Federal and state income taxes or 38.0% and 36.4%, respectively, of income before income taxes. The Company was not required to provide for Federal and state income taxes at the 38.6% Federal and state statutory rate due to the effect of the utilization of the Company's net operating loss carryforwards, offset by Andrx' inability to utilize Cybear's expected future losses, as Andrx' ownership of Cybear is below 80% (see Note 2). Accordingly, effective June 23, 1999 Cybear will be excluded from Andrx' consolidated tax return and will file as a separate tax entity.

         For the three and six months ended June 30, 1998, the Company had no income taxes as its income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

5.       INCOME (LOSS) PER SHARE

         For the three and six months ended June 30, 1999 the Company generated net income. Accordingly, the diluted basis considers the weighted average shares of common stock outstanding including common stock equivalents.

         For the three and six months ended June 30, 1998 the Company generated net losses. Accordingly, all common stock equivalents were excluded from the calculation of net loss per diluted share since the effects were anti-dilutive. The diluted net loss per share is based on the weighted average shares of common stock outstanding.

6.       COMPREHENSIVE INCOME (LOSS)

         The components of the Company's comprehensive income (loss) are as follows (in thousands):

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                            -----------------------------------    ----------------------------------
                                                 1999                1998               1999               1998
                                            ---------------     ---------------    ---------------    ---------------
Net income (loss)                           $ 48,880            $  (1,718)         $ 55,824           $  (2,677)
Unrealized loss on investments
available-for-sale, net of income
taxes                                            (20)                 (23)              (26)                (32)
                                            ---------------     ---------------    ---------------    ---------------

Comprehensive income (loss)                 $ 48,860            $  (1,741)         $ 55,798           $  (2,709)
                                            ===============     ===============    ===============    ===============

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.       CONTINGENCIES

         In June 1999, the patent infringement claim brought against the Company by Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "HMRI") in 1996 was resolved and the lawsuit was dismissed with prejudice. For the quarter ended June 30, 1999, pursuant to a related Stipulation and Agreement with HMRI (the "Stipulation"), Andrx received $60.7 million in interim and final Stipulation fees from HMRI and on June 23, 1999 the Company commenced selling its bioequivalent version of Cardizem(R) CD, Cartia XT(TM).

         In addition to the putative class actions of the type disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, additional actions have been filed against the Company attacking the Stipulation and seeking relief similar to that sought in the previously disclosed actions.

         Except as disclosed above, there have been no material developments in any legal matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

8.       BUSINESS SEGMENTS

         Effective December 31, 1998, the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to disclose selected segment information on an interim basis.

         The Company operates the following business segments:

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

         o Corporate and Other ("Corporate & Other") consists of corporate activities, including general and administrative expenses, adjustments for minority interest, interest income and income taxes.

         o Cybear uses the Internet and Internet-based browser technologies to develop applications designed to improve communication among, and increase efficiencies for, healthcare providers.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

The following table presents financial information by business segment (in thousands):

                                                            THREE MONTHS ENDED
                                                                JUNE 30, 1999                   ANDRX
                                                                                             CORPORATION
                                      ANDA           ANDRX          AURA       CORPORATE &   EXCLUDING
                                    GENERICS     PHARMACEUTICALS    LABS         OTHER         CYBEAR       CYBEAR     CONSOLIDATED
                                    ----------   --------------   ----------   -----------   -----------    --------   -------------
Revenues                            $  66,108    $      98,425    $       -    $        -    $   164,533    $    27    $    164,560
Equity in income of joint venture           -              277            -             -            277          -             277
Income (loss) from operations           5,629           80,197       (1,728)       (2,206)        81,892     (3,108)         78,784
Interest income                             -                -            -           488            488         49             537
Interest expense                         (483)               -            -             -           (483)         -            (483)
Income tax expense                          -                -            -       (29,958)       (29,958)         -         (29,958)
Total assets as of June 30, 1999      108,390           60,485           84        76,637        245,596     56,001         301,597

                                                            THREE MONTHS ENDED
                                                                JUNE 30, 1998                   ANDRX
                                                                                             CORPORATION
                                      ANDA           ANDRX          AURA       CORPORATE &   EXCLUDING
                                    GENERICS     PHARMACEUTICALS    LABS         OTHER         CYBEAR       CYBEAR     CONSOLIDATED
                                    ----------   --------------   ----------   -----------   -----------    --------   -------------
Revenues                            $  52,855    $       3,100    $       -    $        -    $    55,955    $     -    $     55,955
Equity in losses of joint venture           -             (388)           -             -           (388)         -            (388)
Income (loss) from operations           2,883           (2,296)        (685)         (986)        (1,084)      (762)         (1,846)
Interest income                             -                -            -           230            230          -             230
Interest expense                         (102)               -            -             -           (102)         -            (102)

                                                             SIX MONTHS ENDED
                                                               JUNE 30, 1999                   ANDRX
                                                                                             CORPORATION
                                      ANDA           ANDRX          AURA       CORPORATE &   EXCLUDING
                                    GENERICS     PHARMACEUTICALS    LABS         OTHER         CYBEAR       CYBEAR     CONSOLIDATED
                                    ----------   --------------   ----------   -----------   -----------    --------   -------------
Revenues                            $ 129,133    $     113,324    $       -    $        -    $   242,457    $    27    $    242,484
Equity in income of joint venture           -              129            -            -             129          -             129
Income (loss) from operations          11,951           88,319       (2,968)      (4,167)         93,135     (5,903)         87,232
Gain on sale of Cybear shares             300                -            -            -             300          -             300
Interest income                             -                -            -          854             854         49             903
Interest expense                         (637)               -            -            -            (637)         -            (637)
Income tax expense                          -                -            -      (31,974)        (31,974)         -         (31,974)

                                                             SIX MONTHS ENDED
                                                               JUNE 30, 1998                   ANDRX
                                                                                             CORPORATION
                                      ANDA           ANDRX          AURA       CORPORATE &   EXCLUDING
                                    GENERICS     PHARMACEUTICALS    LABS         OTHER         CYBEAR       CYBEAR     CONSOLIDATED
                                    ----------   --------------   ----------   -----------   -----------    --------   -------------
Revenues                            $ 100,935    $       5,715    $       -    $       -     $   106,650    $     -    $    106,650
Equity in losses of joint venture           -             (686)           -            -            (686)         -           (686)
Income (loss) from operations           5,264           (3,988)      (1,095)      (1,970)         (1,789)    (1,263)        (3,052)
Interest income                             -                -            -          523             523          -            523
Interest expense                         (148)               -            -            -            (148)         -           (148)

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY COMMERCIALIZED A FEW PRODUCTS, HAS NEW TECHNOLOGIES, LIMITED MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND PATENT INFRINGEMENT AND OTHER LITIGATION. ADDITIONALLY, THE COMPANY IS SUBJECT TO RISKS AND UNCERTAINTIES ASSOCIATED WITH DRUG DISTRIBUTION COMPANIES, INCLUDING BUT NOT LIMITED TO, FIERCE COMPETITION, COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES AND DECREASING GROSS MARGIN PERCENTAGES. IN ADDITION, CYBEAR, INC. ("CYBEAR") THE COMPANY'S 76% OWNED INTERNET BASED HEALTHCARE COMMUNICATIONS AND APPLICATIONS SUBSIDIARY, IS SUBJECT TO THE RISKS AND UNCERTAINTIES OF AN INTERNET COMPANY, INCLUDING BUT NOT LIMITED TO, LIMITED OPERATING HISTORY AND SUBSTANTIAL OPERATING LOSSES, AVAILABILITY OF CAPITAL RESOURCES, ABILITY TO EFFECTIVELY COMPETE, ECONOMIC CONDITIONS, UNANTICIPATED DIFFICULTIES IN PRODUCT DEVELOPMENT, ABILITY TO GAIN MARKET ACCEPTANCE AND MARKET SHARE, ABILITY TO MANAGE GROWTH, RELIANCE ON SHORT-TERM NON-EXCLUSIVE CONTRACTS, INTERNET SECURITY RISKS AND UNCERTAINTY RELATING TO THE EVOLUTION OF THE INTERNET AS A MEDIUM FOR COMMERCE, DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS, DEPENDENCE ON KEY PERSONNEL, ABILITY TO PROTECT INTELLECTUAL PROPERTY, YEAR 2000 PROBLEMS AND THE IMPACT OF FUTURE GOVERNMENT REGULATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S AND CYBEAR'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (THE "SEC").

INTRODUCTION

         Andrx was organized in August 1992 and commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-released products and an Internet based software application for healthcare providers. Through October 9, 1997, the Company's distribution operations generated substantially all of its revenues. On October 10, 1997, the U.S. Food and Drug Administration ("FDA") granted final approval of the Company's Abbreviated New Drug Application ("ANDA") for its bioequivalent version of Dilacor XR(R), the Company's first manufactured product, which it immediately launched as Diltia XT(R).

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "HMRI") arising out of a patent infringement claim brought against the Company by HMRI (the "HMRI Litigation") relating to the Company's bioequivalent version of Cardizem(R) CD. Andrx and HMRI entered into a Stipulation in partial settlement of the HMRI Litigation in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against HMRI. HMRI agreed to compensate Andrx for any lost profits, which were stipulated to be $100.0 million per year, if Andrx utimately prevailed in the HMRI Litigation. HMRI also agreed to make non-refundable quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem(R) CD and continuing until the HMRI Litigation was resolved or certain other events occurred. Such quarterly payments were to be credited against the payments of the stipulated lost profits if Andrx prevailed in the HMRI Litigation. In July 1998, the Company received final FDA marketing approval for its bioequivalent version of Cardizem(R) CD. In June 1999, the HMRI Litigation was resolved, and the lawsuit was dismissed with prejudice. Pursuant to the Stipulation, for the quarter ended June 30, 1999 Andrx received $60.7 million in interim and final Stipulation fees from HMRI and on June 23, 1999 the Company commenced selling its bioequivalent version of Cardizem(R) CD, Cartia XT(TM).

         In June 1999, Andrx' 76% owned Internet-based portal and provider of healthcare communications and applications subsidiary, completed a public offering of 3,450,000 of its common shares at $16.00 per share, raising net proceeds of approximately $50.8 million.

         The Company is a 50% partner in ANCIRC Pharmaceuticals ("ANCIRC"), a joint venture with Watson Pharmaceuticals, Inc., for the development of up to eight controlled-release pharmaceutical products. The Company is also party to development and licensing agreements for additional controlled-release products. In June 1999, the Company entered into an agreement with Geneva Pharmaceuticals, Inc., a member of the Novartis Group, and the Global Generics sector of Novartis AG, (collectively, "Geneva"), for the sale and marketing of certain products. The agreement includes funding by Geneva of certain controlled-release dosage forms of existing products that Andrx is developing for submission as New Drug Applications ("NDA"), the grant of marketing rights to Geneva in certain territories for these products, and the receipt by Andrx of at least certain minimum amounts of royalties from the sale of such products. The Company has also committed to continuing to sell generic products marketed by Geneva.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 ("1999 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998 ("1998 QUARTER")

         For the 1999 Quarter, Andrx reported net income of $48.9 million or $1.51 per diluted share, as compared to a net loss of $1.7 million or $0.06 per diluted share for the 1998 Quarter.

         Total revenues increased by 194.1% to $164.6 million for the 1999 Quarter, as compared to $56.0 million for the 1998 Quarter.

         For the 1999 Quarter, sales from distributed products increased by 25.1% to $66.1 million, as compared to $52.9 million for the 1998 Quarter. The increase in sales from distributed products reflects an increase in sales to customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products increased to $36.5 million for the 1999 Quarter, as compared to $2.7 million for the 1998 Quarter. Sales from manufactured products include the Company's bioequivalent version of Dilacor XR(R), Diltia XT(R) and, commencing June 23, 1999, the Company's bioequivalent version of Cardizem(R) CD, Cartia XT(TM).

         In the 1999 Quarter, Andrx received $60.7 million in interim and final fees from HMRI pursuant to the Stipulation and the resolution of the HMRI Litigation.

         The Company recorded $1.2 million of licensing and other revenues in the 1999 Quarter, as compared to $426,000 in the 1998 Quarter. Such revenues in the 1999 Quarter were primarily generated from the Company's June 1999 agreement with Geneva.

         Gross profits from sales of distributed products were $12.5 million or a gross margin of 18.9% in the 1999 Quarter, as compared to $8.0 million or a gross margin of 15.1% in the 1998 Quarter. This represents the 28th consecutive quarter (every quarter since inception) with an increase in gross profits from the distribution operation.

         Gross profits from sales of manufactured products were $30.5 million or a gross margin of 83.5% in the 1999 Quarter, as compared to $1.4 million or a gross margin of 51.1% in the 1998 Quarter. Manufacturing costs for the 1998 Quarter included idle manufacturing facility costs as the manufacturing facility was not fully utilized for the Company's commercial manufacturing operations.

         Selling, general and administrative expenses were $16.1 million or 9.8% of total revenues for the 1999 Quarter, as compared to $6.4 million or 11.4% of total revenues for the 1998 Quarter. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales from distributed and manufactured products and includes a royalty to the Company's Co-Chairman and Chief Scientific Officer related to Stipulation fees and sales of Cartia XT(TM).

         Research and development expenses were $7.2 million in the 1999 Quarter, as compared to $4.1 million in the 1998 Quarter. The increase in research and development expenses of 76.0% reflects the progress and expansion of the Company's development activities for its bioequivalent (ANDA) and brand name (NDA) drug development programs including legal costs related to patent infringement claims associated with the Company's ANDA filings. The Company's NDA program currently has one product in Phase III clinical trials.

         The Company's equity share of ANCIRC was $277,000 of income for the 1999 Quarter, as compared to $388,000 of loss in the 1998 Quarter. ANCIRC's 1999 Quarter profitability was primarily attributable to the launch of two ANCIRC products - a bioequivalent version of Trental(R) in September 1998, and a bioequivalent version of Oruvail(R) in April 1999. The Company does not expect ANCIRC to maintain profitability as Andrx has suspended the production and sale of ANCIRC's bioequivalent version of Oruvail(R). This will not have a material affect on the Company's consolidated results of operations.

         In the 1999 Quarter, through its Cybear subsidiary, the Company incurred $3.2 million of Internet operating expenses as compared to $746,000 in the 1998 Quarter. Such increase is primarily the result of the progress in applications development and the establishment of the related operational and administrative infrastructure. During the 1999 Quarter, Cybear launched its first product, SolutionsMD(SM), intended to address the communications and operational needs of physicians.

         Interest income was $537,000 in the 1999 Quarter, as compared to $230,000 in the 1998 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 1999 Quarter, as compared to the 1998 Quarter, primarily from the interim and final Stipulation fees received from HMRI and from the net proceeds of $50.8 million received from Cybear's June 23, 1999 public share offering. The Company invests in investment grade interest bearing securities.

         Interest expense increased to $483,000 in the 1999 Quarter from $102,000 in the 1998 Quarter. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during the 1999 Quarter, as compared to the 1998 Quarter. Such borrowings are utilized to fund the Company's distribution operations.

         In the 1999 Quarter, the Company provided $30.0 million for Federal and state income taxes or 38.0% of income before income taxes. The Company was not required to provide for taxes at the 38.6% Federal and state statutory rate due to the effect of the utilization of the Company's net operating loss carryforwards, offset by Andrx' inability to utilize Cybear's expected future losses, as Andrx' ownership in Cybear is below 80%. Accordingly, effective June 23, 1999, Cybear will be excluded from Andrx' consolidated tax return and will file as a separate tax entity. In the 1998 Quarter, the Company was not required to provide for Federal or state income taxes as its income tax benefits were fully offset by a corresponding increase to the valuation allowance against its deferred income tax assets.

         The diluted weighted average shares of common stock outstanding were
32.5 million in the 1999 Quarter, as compared to 30.0 million for the 1998 Quarter. The increase in such diluted weighted average shares of common stock outstanding in the 1999 Quarter, as compared to the 1998 Quarter resulted primarily from the inclusion of stock equivalents in the profitable 1999 Quarter. Share and per share amounts have been restated for all prior periods for the Company's May 17, 1999 two-for-one stock split effected in the form of a 100% stock dividend.

SIX MONTHS ENDED JUNE 30, 1999 ("1999 PERIOD") AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 ("1998 PERIOD")

         For the 1999 Period, Andrx reported net income of $55.8 million or $1.73 per diluted share, as compared to a net loss of $2.7 million or $0.09 per diluted share for the 1998 Period.

         Total revenues increased by 127.4% to $242.5 million for the 1999 Period, as compared to $106.7 million for the 1998 Period.

         For the 1999 Period, sales from distributed products increased by 27.9% to $129.1 million, as compared to $100.9 million for the 1998 Period. The increase in sales from distributed products reflects an increase in sales to customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products increased to $40.9 million for the 1999 Period, as compared to $5.3 million for the 1998 Period. Sales from manufactured products include the Company's bioequivalent version of Dilacor XR(R), and, commencing June 23, 1999, the Company's bioequivalent version of Cardizem(R) CD.

         In the 1999 Period, Andrx received $70.7 million in interim and final fees from HMRI pursuant to the Stipulation and the resolution of the HMRI Litigation.

         The Company recorded $1.7 million of licensing and other revenues in the 1999 Period, as compared to $426,000 in the 1998 Period.

         Gross profits from sales of distributed products was $25.0 million or a gross margin of 19.3% in the 1999 Period, as compared to $15.1 million or 15.0% in the 1998 Period.

         Gross profits from sales of manufactured products were $32.6 million or a gross margin of 79.7% in the 1999 Period, as compared to $3.0 million or a gross margin of 56.4% in the 1998 Period.

         Selling, general and administrative expenses were $24.9 million or 10.3% of total revenues for the 1999 Period, as compared to $12.5 million or 11.7% for the 1998 Period. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales from distributed and manufactured products and includes a royalty to the Company's Co-Chairman and Chief Scientific Officer related to Stipulation fees and sales of the Company's bioequivalent version of Cardizem(R) CD.

         Research and development expenses were $11.6 million in the 1999 Period, as compared to $7.2 million in the 1998 Period. The increase in research and development expenses of 61.4% reflects the progress and expansion of the Company's development activities for its ANDA and NDA drug development programs including legal costs related to patent infringement claims associated with the Company's ANDA filings.

         The Company's equity share of ANCIRC was $129,000 of income for the 1999 Period, as compared to $686,000 of loss in the 1998 Period. ANCIRC's 1999 Period profitability was primarily attributable to the launch of two ANCIRC products - a bioequivalent version of Trental(R) in September 1998, and a bioequivalent version of Oruvail(R) in April 1999.

         In the 1999 Period the Company recognized a gain of $300,000 on the sale of Cybear common stock to Cybear's Chairman pursuant to an existing subscription agreement.

         In the 1999 Period, through its Cybear subsidiary, the Company incurred $5.9 million of Internet operating expenses as compared to $1.2 million in the 1998 Period. Such increase is primarily the result of progress in applications development and the establishment of the related operational and administrative infrastructure.

         Interest income was $903,000 in the 1999 Period, as compared to $523,000 in the 1998 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 1999 Period, as compared to the 1998 Period.

         Interest expense increased to $637,000 in the 1999 Period, as compared to $148,000 in the 1998 Period. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during the 1999 Period, as compared to the 1998 Period.

         In the 1999 Period, the Company provided $32.0 million for Federal and state income taxes or 36.4% of income before taxes. In the 1998 Period, the Company had no income taxes, as its benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

         The diluted weighted average shares of common stock outstanding were
32.3 million in the 1999 Period, as compared to 29.9 million in the 1998 Period. The increase in such diluted weighted average shares of common stock outstanding in the 1999 Period, as compared to the 1998 Period resulted primarily from the inclusion of stock equivalents in the profitable 1999 Period. Share and per share amounts have been restated for all prior periods for the Company's May 17, 1999 two-for-one stock split effected in the form of a 100% stock dividend.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, Andrx had $124.9 million in cash, cash equivalents and investments available-for-sale which includes $50.9 million of cash and cash equivalents held by Cybear. The Company also had net working capital of $153.6 million.

         Net cash provided by operating activities was $31.1 million in the 1999 Period, as compared to net cash used in operating activities of $15.9 million in the 1998 Period. Net cash provided by operating activities in the 1999 Period is primarily due to the Company generating $55.8 million of net income, and increases in accounts payable and accrued liabilities, and income taxes payable, offset by increases in accounts receivable and inventories. Net cash used in operating activities in the 1998 Period is primarily due to the Company generating $2.7 million of net loss, and increases in accounts receivable and inventories, offset by increases in accounts payable and accrued liabilities. The increase in accounts receivable in the 1999 Period is primarily the result of the launch of Cartia XT(TM), the Company's bioequivalent version of Cardizem(R) CD, on June 23, 1999. The increase in inventories in the 1999 Period includes distributed and manufactured products. The increase in inventories for distribution is in anticipation of potential price increases by generic drug manufacturers.

         Net cash used in investing activities was $46.5 million in the 1999 Period, as compared to net cash provided by investing activities of $7.4 million in the 1998 Period. In the 1999 Period, the Company invested $36.5 million in investments available-for-sale and purchased $10.0 million in property, plant and equipment. In the 1998 Period, $11.4 million of investments available-for-sale matured and the Company purchased $4.0 million of property, plant and equipment.

         Net cash provided by financing activities was $80.8 million in the 1999 Period, as compared to $7.8 million in the 1998 Period. Net cash provided by financing activities in the 1999 Period consisted of net borrowings of $24.0 million under the Company's bank loan, $5.3 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants and $300,000 in proceeds from the gain on the sale of shares of Cybear common stock. In addition, the Company's Cybear subsidiary issued 3,450,000 shares of its common stock at $16.00 per share and raised net proceeds $50.8 million. Net cash provided by financing activities for the 1998 Period consisted of $6.2 million of net borrowings under the Company's bank loan and $1.5 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants.

         The Company had outstanding short-term borrowings under its distribution subsidiary's bank loan of $28.2 million as of June 30, 1999 as compared to $4.1 million as of December 31, 1998. Such increase relates primarily to the financing of additional inventories for distribution. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operations accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the Company's distribution subsidiary. As of June 30, 1999, the Company was in compliance with all of the covenants of this bank loan.

         The Company anticipates that its cash requirements will continue to increase due to the construction of its research and development, manufacturing, distribution and corporate facilities including the related equipment purchases, and expected continued increases in distribution inventories. For the full year ending December 31, 1999, the Company anticipates that it will incur approximately $27 million in capital expenditures and that distribution inventories will increase by at least $30 million. The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

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

         As such, the Company will attempt to obtain replacements or modifications that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in the first quarter 1998, will be completed by the fourth quarter 1999, prior to any currently anticipated impact from this issue. The Company estimates that as of August 2, 1999, it had completed approximately 70% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues. The projects comprising the remaining 30% of the initiatives are in process.

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

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $1.6 million and will be funded from currently existing financial resources. As of August 2, 1999 the Company had incurred costs of approximately $600,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for analysis, repair of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been materially delayed by these efforts and Year 2000 issues should not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         The Company has initiated a comprehensive analysis of the operational problems and costs (including loss of revenues) that are reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan is 60% complete for dealing with the most reasonably likely worst case scenario, but such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 7 to the "Notes to Unaudited Consolidated Financial Statements" included in PART I, Item 1 of this report.

ITEM 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) On June 1, 1999, the Company held its Annual Meeting of Shareholders (the "Meeting").

         b)   Not applicable.

         c)   At the Meeting, the following matters were voted upon:

              (i)  Election of Directors.

         The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                                                                      WITHHOLD
                                NAME                              FOR                 AUTHORITY
               ---------------------------------------     ------------------     ------------------
               Alan P. Cohen                                   12,272,550               12,205

               Melvin Sharoky, M.D.                            12,272,450               12,305


              (ii) Ratification of the appointment of Arthur Andersen LLP as the
                   Company's independent certified public accountants for the year ending December 31, 1999.

                   With respect to the foregoing matter, 12,281,159 shares were voted in favor, 1,415 shares against and 2,181 shares abstained. There were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       10.35 Product Distribution, Development and Licensing Agreement between Geneva Pharmaceuticals, Inc., the Global Generics Sector of Novartis AG and the Registrant. *

       27.1   Financial Data Schedule
              (SEC use only)

         * A request for confidential treatment has been made for portions of this Exhibit.

(b)      Reports on Form 8-K:

                  None

                                ANDRX CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           By:   /s/  Alan P. Cohen
                                 ----------------------------------------------
                                 Alan P. Cohen
                                 Co-Chairman and Chief Executive Officer
                                 (Principal Executive Officer)

                           By:   /s/  Angelo C. Malahias
                                 ----------------------------------------------
                                 Angelo C. Malahias
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

August 16, 1999

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION
-------                     -----------

       10.35 Product Distribution, Development and Licensing Agreement between Geneva Pharmaceuticals, Inc., the Global Generics Sector of Novartis AG and the Registrant.

       27.1   Financial Data Schedule
              (SEC use only)