Form 10-Q
period 1999-09-30
ANDRX CORP
filed 1999-11-15
CIK 911755

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                    FORM 10-Q
                           ---------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                           ---------------------------
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

        As of November 2, 1999, there were 31,466,500 shares of the Registrant's only class of common stock issued and outstanding.

                                ANDRX CORPORATION
                             INDEX TO THE FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                                           Page
                                                                          Number
                                                                          ------
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheets -
                    as of September 30, 1999 and December 31, 1998          3

                  Unaudited Consolidated Statements of Income -
                    for the three and nine months ended
                    September 30, 1999 and 1998                             4

                  Unaudited Consolidated Statements of Cash Flows -
                    for the nine months ended September 30, 1999 and 1998   5

                  Notes to Unaudited Consolidated Financial Statements      6

        Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations        11

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                         21

        Item 6.  Exhibits and Reports on Form 8-K                          21

SIGNATURES                                                                 22

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                                     September 30,        December 31,
                                                                                          1999               1998
                                                                                        ---------          ---------
ASSETS
Current assets
  Cash and cash equivalents                                                             $  41,718          $  17,459
  Investments available-for-sale                                                           66,080              5,633
  Accounts receivable, net of allowances of $6,574 and $2,529
    as of September 30, 1999 and December 31, 1998, respectively                           75,483             33,811
  Inventories                                                                              83,757             42,337
  Prepaid and other current assets                                                          6,864                720
                                                                                        ---------          ---------
    Total current assets                                                                  273,902             99,960
  Property, plant and equipment, net                                                       32,354             20,429
  Other assets                                                                              9,772                809
                                                                                        ---------          ---------
    Total assets                                                                        $ 316,028          $ 121,198
                                                                                        =========          =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                      $  62,058          $  33,616
  Accrued liabilities                                                                      20,723             10,837
  Bank loan                                                                                20,167              4,107
  Income taxes payable                                                                      7,655                 55
                                                                                        ---------          ---------
    Total current liabilities                                                             110,603             48,615
                                                                                        ---------          ---------
Commitments and contingencies (Note 5)
Minority interest in Cybear, Inc.                                                          14,267                 --
Shareholders' equity
  Convertible preferred stock; $0.001 par value, 1,000,000 shares authorized;
    none issued and outstanding as of September 30, 1999 and December 31, 1998                 --                 --
  Common stock; $0.001 par value, 50,000,000
    shares authorized; 31,455,600 and 30,346,800
    shares issued and outstanding as of September 30, 1999 and
    December 31, 1998, respectively                                                            31                 30
  Additional paid-in capital                                                              131,303             86,305
  Retained earnings (accumulated deficit)                                                  59,900            (13,751)
  Unrealized loss on investments available-for-sale, net of income taxes                      (76)                (1)
                                                                                        ---------          ---------
     Total shareholders' equity                                                           191,158             72,583
                                                                                        ---------          ---------
     Total liabilities and shareholders' equity                                         $ 316,028          $ 121,198
                                                                                        =========          =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                                  Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                           --------------------------------        --------------------------------
                                                              1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Revenues
  Distributed products                                     $     66,113        $     55,312        $    195,246        $    156,247
  Manufactured products                                          42,092               2,731              82,981               8,020
  Stipulation fees                                                   --               9,130              70,733               9,130
  Licensing and other                                             3,210                  93               4,939                 519
                                                           ------------        ------------        ------------        ------------
Total revenues                                                  111,415              67,266             353,899             173,916
                                                           ------------        ------------        ------------        ------------
Operating expenses
  Distributed products                                           53,491              46,888             157,647             132,707
  Manufactured products                                           6,389               1,502              14,679               3,808
  Selling, general and administrative                            13,528               8,321              38,401              20,796
  Research and development                                        6,724               4,996              18,315              12,176
  Equity in losses of joint venture                                 165                 228                  36                 914
  Cybear, Inc. Internet operating expenses                        3,886                 957               9,816               2,220
  Legal settlement                                                   --                  --                 545                  --
                                                           ------------        ------------        ------------        ------------
Total operating expenses                                         84,183              62,892             239,439             172,621
                                                           ------------        ------------        ------------        ------------
Income from operations                                           27,232               4,374             114,460               1,295

Other income
  Minority interest in Cybear, Inc.                                 779                  22                 783                  49
  Gain on sale of Cybear, Inc. shares                                --                 500                 300                 500
  Interest income                                                 1,251                 230               2,154                 753
  Interest expense                                                 (510)               (174)             (1,147)               (321)
                                                           ------------        ------------        ------------        ------------
Income before income taxes                                       28,752               4,952             116,550               2,276

Income taxes                                                     10,925                  90              42,899                  90
                                                           ------------        ------------        ------------        ------------
Net income                                                 $     17,827        $      4,862        $     73,651        $      2,186
                                                           ============        ============        ============        ============
Basic net income  per share                                $       0.57        $       0.16        $       2.39        $       0.07
                                                           ============        ============        ============        ============
Diluted net income per share                               $       0.55        $       0.15        $       2.27        $       0.07
                                                           ============        ============        ============        ============
Basic weighted average shares of
    common stock outstanding                                 31,414,000          30,130,000          30,822,000          29,982,000
                                                           ============        ============        ============        ============
Diluted weighted average shares of
    common stock outstanding                                 32,703,000          31,826,000          32,449,000          31,781,000
                                                           ============        ============        ============        ============

The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  --------------------
                                                                    1999        1998
                                                                  --------    --------
Cash flows from operating activities
  Net income                                                      $ 73,651    $  2,186
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                  3,016       2,214
      Provision for doubtful accounts, net                           4,045         622
      Gain on sale of Cybear, Inc. shares                             (300)       (500)
      Options granted to consultants                                    --         150
      Minority interest in Cybear, Inc.                               (783)        (49)
      Equity in losses of joint venture                                 36         914
      Contributions to joint venture                                  (500)     (1,200)
      Changes in operating assets and liabilities:
        Accounts receivable                                        (45,661)     (7,930)
        Inventories                                                (41,420)     (6,958)
        Prepaid and other assets                                    (9,896)       (174)
        Due from or to joint venture, net                             (815)        331
        Accounts payable and accrued liabilities                    38,193         (51)
        Income taxes payable                                         7,610          --
                                                                  --------    --------
      Net cash provided by (used in) operating activities           27,176     (10,445)
                                                                  --------    --------
Cash flows from investing activities
  Purchases of property, plant and equipment                       (14,801)     (4,739)
  Acquisition of Telegraph Consulting Corporation                   (1,177)         --
  Maturities (purchases) of investments available-for-sale, net    (60,532)      9,426
                                                                  --------    --------
      Net cash provided by (used in) investing activities          (76,510)      4,687
                                                                  --------    --------
Cash flows from financing activities
  Proceeds from exercises of stock options and warrants              6,324       1,907
  Net borrowings under bank loan                                    16,060       3,395
  Net proceeds from Cybear, Inc.'s public share offering            50,787          --
  Capital transactions of Cybear, Inc.                                 122          --
  Proceeds from sale of Cybear, Inc. shares                            300         500
                                                                  --------    --------
      Net cash provided by financing activities                     73,593       5,802
                                                                  --------    --------
Net increase in cash and cash equivalents                           24,259          44
Cash and cash equivalents, beginning of period                      17,459       6,625
                                                                  --------    --------
Cash and cash equivalents, end of period                          $ 41,718    $  6,669
                                                                  ========    ========
Supplemental disclosure of cash paid during the period for:
      Interest                                                    $  1,147    $    321
                                                                  ========    ========
      Income taxes                                                $ 35,290    $     --
                                                                  ========    ========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited results of operations for the three and nine months ended September 30, 1999 and the cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         Share and per share amounts have been restated for all periods prior to the Company's May 17, 1999 two-for-one stock split effected in the form of a stock dividend.

2.       CYBEAR, INC.

         On June 23, 1999, Cybear, Inc. ("Cybear"), Andrx' Internet-based portal and provider of healthcare communications and applications subsidiary, completed a public offering of 3,450,000 of its common shares at $16.00 per share raising net proceeds of approximately $50.8 million. Such public offering reduced Andrx' ownership in Cybear from approximately 95% to 76%.

         On September 17, 1999, Cybear acquired Telegraph Consulting Corporation ("Telegraph"), the programming, networking and interactive design division of Telegraph New Technology, Inc. The purchase price of approximately $4.1 million includes $1.2 million in cash, the issuance of 320,000 shares of restricted Cybear common stock valued at approximately $2.8 million and the assumption of approximately $148,000 of Telegraph's debt. The acquisition was recorded using the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of the net assets acquired of approximately $3.9 million represents goodwill, and is included in "Other assets" in the unaudited consolidated balance sheet. Such goodwill is being amortized on a straight-line basis over its estimated life of 10 years.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

The following summarizes the acquisition (in thousands):

Cash used for acquisition                   $ 1,177
Common stock issued                           2,771
Debt assumed                                    148
                                            -------
Purchase price                                4,096
Working capital acquired                        (24)
Property and equipment acquired                (125)
                                            -------
Excess of purchase price over
  fair market value of net assets acquired  $ 3,947
                                            =======

         Due to immateriality, pro-forma financial statements are not included herein.

         The acquisition of Telegraph reduced Andrx' ownership in Cybear to approximately 74%.

3.       INCOME TAXES

         For the three and nine months ended September 30, 1999, the Company provided $10.9 million and $42.9 million, respectively, for Federal and state income taxes or 38% and 37%, respectively, of income before income taxes. The Company was not required to provide for Federal and state income taxes at the 39% effective Federal and state statutory rate due to the effect of the utilization of the Company's net operating loss carryforwards, offset by Andrx' inability to utilize Cybear's expected losses after June 23, 1999, as Andrx' ownership of Cybear was reduced below 80% (see Note 2). Accordingly, effective June 23, 1999, Cybear will be excluded from Andrx' consolidated income tax return and will file as a separate tax entity. Cybear's net losses did not generate income tax benefits as its tax benefits were fully offset by a corresponding increase in the valuation allowance against its net deferred income tax assets.

         For the three and nine months ended September 30, 1998, the Company provided $90,000 for Federal alternative minimum income taxes. For the 1998 periods, the Company was not required to provide for other Federal or state income taxes due to its net operating loss carryforwards.

4.       COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are as follows (in thousands):
                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                      -------------------   -------------------
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
Net income                            $ 17,827   $  4,862   $ 73,651   $  2,186
Unrealized income (loss) on
    Investments available-for-sale,
    net of income taxes                    (49)         6        (75)       (26)
                                      --------   --------   --------   --------
Comprehensive income                  $ 17,778   $  4,868   $ 73,576   $  2,160
                                      ========   ========   ========   ========

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
5.       CONTINGENCIES

         In June 1999, a patent infringement claim brought against the Company by Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "HMRI") in 1996 relating to Andrx' bioequivalent version of Cardizem(Registered Trademark) CD was resolved and the lawsuit was dismissed with prejudice. Accordingly, for the nine months ended September 30, 1999, pursuant to a Stipulation and Agreement with HMRI related to the litigation (the "Stipulation"), Andrx received $70.7 million in interim and final Stipulation fees from HMRI. Amongst other things, the Stipulation also provided Andrx with the option of licensing HMRI's patents covering the Cardizem(Registered Trademark) CD product at certain times. On June 23, 1999, the Company commenced selling its bioequivalent version of Cardizem(Registered Trademark) CD, Cartia XT(Trademark). As Andrx was first to file a Paragraph IV certification related to its abbreviated New Drug Application ("ANDA"), Cartia XT(Trademark) is entitled to 180-days of marketing exclusivity as provided by the provisions of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act. Such 180-day marketing exclusivity expires on or about December 19, 1999.

         In addition to the putative class actions and other actions disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, additional actions have been filed against the Company attacking the Stipulation and seeking relief similar to that sought in the previously disclosed actions. The Federal Trade Commission's investigation concerning the Stipulation, as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is continuing.

         On September 9, 1999, Glaxo Wellcome, Inc. ("Glaxo") filed suit against the Company for alleged infringement of two of Glaxo's patents relating to Glaxo's bupropion hydrochloride sustained release tablets, sold under the tradenames Wellbutrin SR(Registered Trademark) and Zyban(Registered Trademark). Glaxo seeks a judgment that (i) orders that the effective date of any FDA approval of the Company's bioequivalent version of Glaxo's product be delayed until after expiration of the two patents in question and (ii) awards Glaxo preliminary and final injunctions enjoining the Company from continued infringement of the patents and grants it reasonable attorney fees, interest and costs of the action. On September 30, 1999, the Company filed an answer, affirmative defenses and counterclaims, essentially denying infringement and claiming that Glaxo's two patents are invalid and or unenforceable.

         Except as disclosed above, there have been no material developments in any legal matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
6.       BUSINESS SEGMENTS

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

         o Cybear uses the Internet to improve the efficiency of administrative and communications tasks of managing patient care. Cybear provides access to the Internet and delivers productivity applications to healthcare providers as well as health information to consumers.

         o Corporate and other ("Corporate and Other") consists of corporate activities, including general and administrative expenses, adjustments for minority interest, interest income and income taxes.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The segments are evaluated excluding the allocation of income taxes.

                       ANDRX CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

The following table presents financial information by business segment (in thousands):

                                                               Three Months Ended September 30, 1999
                                     ----------------------------------------------------------------------------------------------
                                        Anda            Andrx             Aura                           Corporate
                                      Generics     Pharmaceuticals        Labs           Cybear           & Other      Consolidated
                                     -----------  ----------------     ---------        ---------        ---------     ------------
Revenues                             $  66,101        $  45,244        $      --        $      70        $      --      $ 111,415
Equity in losses of joint venture           --             (165)              --               --               --           (165)
Income (loss) from operations            4,820           31,617           (2,557)          (3,827)          (2,821)        27,232
Interest income                             --               --               --              634              617          1,251
Interest expense                          (510)              --               --               --               --           (510)
Income taxes                                --               --               --               --          (10,925)       (10,925)
Total assets as of September 30, 1999  118,238           76,556              133           55,600           65,501        316,028

                                                               Three Months Ended September 30, 1998
                                     ----------------------------------------------------------------------------------------------
                                        Anda            Andrx             Aura                           Corporate
                                      Generics     Pharmaceuticals        Labs           Cybear           & Other      Consolidated
                                     -----------  ----------------     ---------        ---------        ---------     ------------
Revenues                             $  55,312        $  11,954        $      --        $      --        $      --      $  67,266
Equity in losses of joint venture           --             (228)              --               --               --           (228)
Income (loss) from operations            2,486            5,925           (1,394)            (957)          (1,686)         4,374
Gain on sale of Cybear shares              500               --               --               --               --            500
Interest income                             --               --               --               --              230            230
Interest expense                          (174)              --               --               --               --           (174)
Income taxes                                --               --               --               --              (90)           (90)

                                                                Nine Months Ended September 30, 1999
                                     ----------------------------------------------------------------------------------------------
                                        Anda            Andrx             Aura                           Corporate
                                      Generics     Pharmaceuticals        Labs           Cybear           & Other      Consolidated
                                     -----------  ----------------     ---------        ---------        ---------     ------------
Revenues                             $ 195,233        $ 158,568        $      --        $      98        $      --      $ 353,899
Equity in losses of joint venture           --              (36)              --               --               --            (36)
Income (loss) from operations           16,849          119,857           (5,524)          (9,729)          (6,993)       114,460
Gain on sale of Cybear shares              300               --               --               --               --            300
Interest income                             --               --               --              684            1,470          2,154
Interest expense                        (1,147)              --               --               --               --         (1,147)
Income taxes                                --               --               --               --          (42,899)       (42,899)

                                                                 Nine Months Ended September 30, 1998
                                     ----------------------------------------------------------------------------------------------
                                        Anda            Andrx             Aura                           Corporate
                                      Generics     Pharmaceuticals        Labs           Cybear           & Other      Consolidated
                                     -----------  ----------------     ---------        ---------        ---------     ------------
Revenues                             $ 156,247        $  17,669        $      --        $      --        $      --      $ 173,916
Equity in losses of joint venture           --             (914)              --               --               --           (914)
Income (loss) from operations            7,750            1,937           (2,489)          (2,220)          (3,683)         1,295
Gain on sale of Cybear shares              500               --               --               --               --            500
Interest income                             --               --               --               --              753            753
Interest expense                          (321)              --               --               --               --           (321)
Income taxes                                --               --               --               --              (90)           (90)

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY COMMERCIALIZED A FEW PRODUCTS, HAS NEW TECHNOLOGIES, LIMITED MANUFACTURING EXPERIENCE, CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES AND DEPENDENCE ON COLLABORATIVE PARTNERS AND ON KEY PERSONNEL. THE COMPANY IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING COMPLIANCE WITH GOVERNMENT REGULATIONS AND PATENT INFRINGEMENT AND OTHER LITIGATION. ADDITIONALLY, THE COMPANY IS SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH DRUG DISTRIBUTION COMPANIES, INCLUDING BUT NOT LIMITED TO, FIERCE COMPETITION, COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES AND DECREASING GROSS MARGIN PERCENTAGES. IN ADDITION, CYBEAR, INC. ("CYBEAR"), THE COMPANY'S MAJORITY OWNED INTERNET BASED HEALTHCARE COMMUNICATIONS AND APPLICATIONS SUBSIDIARY, IS SUBJECT TO THE RISKS AND UNCERTAINTIES OF AN INTERNET COMPANY, INCLUDING BUT NOT LIMITED TO, LIMITED OPERATING HISTORY AND SUBSTANTIAL OPERATING LOSSES, AVAILABILITY OF CAPITAL RESOURCES, ABILITY TO EFFECTIVELY COMPETE, ECONOMIC CONDITIONS, UNANTICIPATED DIFFICULTIES IN PRODUCT DEVELOPMENT, ABILITY TO GAIN MARKET ACCEPTANCE AND MARKET SHARE, ABILITY TO MANAGE GROWTH, RELIANCE ON SHORT-TERM NON-EXCLUSIVE CONTRACTS, INTERNET SECURITY RISKS AND UNCERTAINTY RELATING TO THE EVOLUTION OF THE INTERNET AS A MEDIUM FOR COMMERCE, DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS, DEPENDENCE ON KEY PERSONNEL, ABILITY TO PROTECT INTELLECTUAL PROPERTY, YEAR 2000 PROBLEMS AND THE IMPACT OF FUTURE GOVERNMENT REGULATION. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S AND CYBEAR'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

INTRODUCTION

         Andrx was organized in August 1992 and commenced marketing and distributing generic pharmaceuticals manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-released products and Internet based applications for healthcare providers. Through October 9, 1997, the Company's distribution operations generated substantially all of its revenues. On October 10, 1997, the U.S. Food and Drug Administration ("FDA") granted final approval of the Company's Abbreviated New Drug Application ("ANDA") for its bioequivalent version of Dilacor XR/registered trademark/, the Company's first manufactured product, which it immediately launched as Diltia XT(Registered Trademark).

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc. and Carderm Capital L.P. (collectively, "HMRI") arising out of a patent infringement claim brought against the Company in 1996 by HMRI (the "HMRI

Litigation") relating to the Company's ANDA for a bioequivalent version of Cardizem/registered trademark/ CD. Andrx and HMRI entered into a Stipulation in partial settlement of the HMRI Litigation in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against HMRI. HMRI agreed to compensate Andrx for any lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the HMRI Litigation. HMRI also agreed to make quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem/registered trademark/ CD and continuing until the HMRI Litigation was resolved or certain other events occurred. HMRI also provided Andrx the option of licensing HMRI's patents covering the Cardizem (Registered Trademark) CD product at certain times. Such quarterly payments were to be credited against the payments of the stipulated lost profits if Andrx prevailed in the HMRI Litigation. In July 1998, the Company received final FDA marketing approval for its bioequivalent version of Cardizem/registered trademark/ CD. In June 1999, the HMRI Litigation was resolved, and the lawsuit was dismissed with prejudice and on June 23, 1999 the Company commenced selling its bioequivalent version of Cardizem(Registered Trademark) CD, Cartia XT(Trademark). Pursuant to the Stipulation, for the nine months ended September 30, 1999 Andrx received $70.7 million in interim and final Stipulation fees from HMRI. Such Stipulation fees terminated in June 1999 upon the dismissal with prejudice of the HMRI Litigation.

         As Andrx was first to file a Paragraph IV Certification related to its ANDA, Cartia XT(Trademark) is entitled to 180-days of marketing exclusivity as provided by the provisions of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act. Such 180-day marketing exclusivity expires on or about December 19, 1999.

         In June 1999, Cybear, Andrx' majority owned Internet-based portal and provider of healthcare communications and applications subsidiary, completed a public offering of 3,450,000 of its common shares at $16.00 per share, raising net proceeds of approximately $50.8 million. As of September 30, 1999 Andrx owned approximately 74% of Cybear.

         The Company is a 50% partner in ANCIRC Pharmaceuticals ("ANCIRC"), a joint venture with Watson Pharmaceuticals, Inc., for the development of up to eight controlled-release pharmaceutical products. The Company is also party to development and licensing agreements for additional controlled-release products. In June 1999, the Company entered into an agreement with Geneva Pharmaceuticals, Inc., a member of the Novartis Group ("Geneva"), for the sale and marketing of certain products. The agreement includes funding by Geneva of certain controlled-release dosage forms of existing products that Andrx is developing for submission as New Drug Applications ("NDA"), the grant of marketing rights to Geneva in certain territories for these products, and the receipt by Andrx of at least certain minimum amounts of royalties from the sale of such products. The Company has also committed to continuing to sell generic products marketed by Geneva.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 QUARTER") AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 QUARTER")

         Andrx' net income increased 266.7% from $4.9 million or $0.15 per diluted share in the 1998 Quarter to $17.8 million or $0.55 per diluted share in the 1999 Quarter. This significant increase in net income is the result of the sale of the Company's bioequivalent version of Cardizem/registered trademark/ CD, Cartia XT/trademark/, which was launched on June 23, 1999. In comparison, commencing July 9, 1998 the 1998 Quarter included interim Stipulation fees pursuant to the Stipulation related to the then pending patent infringement litigation on the Company's bioequivalent version of Cardizem/registered trademark/ CD.

         Total revenues increased by 65.6% to $111.4 million for the 1999 Quarter, as compared to $67.3 million for the 1998 Quarter.

         Sales from distributed products increased by 19.5% to $66.1 million for the 1999 Quarter, as compared to $55.3 million for the 1998 Quarter. The increase in sales from distributed products reflects an increase in sales to customers, an increase in the number of customers, as well as the Company's participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products increased to $42.1 million for the 1999 Quarter, as compared to $2.7 million for the 1998 Quarter. Sales from manufactured products include sales of Diltia XT(Registered Trademark), the Company's bioequivalent version of Dilacor XR(Registered Trademark), and commencing June 23, 1999, Cartia XT(Trademark), the Company's bioequivalent version of Cardizem(Registered Trademark) CD. In comparison, Andrx received $9.1 million in the 1998 Quarter as interim Stipulation fees pursuant to the Stipulation related to the then pending patent infringement litigation on the Company's bioequivalent version of Cardizem/registered trademark/ CD. Such Stipulation fees terminated in June 1999 upon the dismissal with prejudice of the HMRI Litigation.

         The Company recorded $3.2 million of licensing and other revenues in the 1999 Quarter, as compared to $93,000 in the 1998 Quarter. Such revenues in the 1999 Quarter were primarily generated from the Company's June 1999 agreement with Geneva.

         Gross profits from sales of distributed products were $12.6 million, with a gross margin of 19.1% in the 1999 Quarter, as compared to $8.4 million, with a gross margin of 15.2% in the 1998 Quarter. This represents the 29th consecutive quarter (every quarter since inception) with an increase in gross profits from the distribution operation.

         Gross profits from sales of manufactured products were $35.7 million, with a gross margin of 84.8% for the 1999 Quarter, as compared to $1.2 million, with a gross margin of 45.0% for the 1998 Quarter. Manufacturing costs for the 1998 Quarter included idle manufacturing facility costs since the manufacturing facility was not fully utilized for the Company's commercial manufacturing operations.

         Selling, general and administrative expenses were $13.5 million or 12.1% of total revenues for the 1999 Quarter, as compared to $8.3 million or 12.4% of total revenues for the 1998 Quarter. The increase in selling, general and administrative expenses was primarily due to increases in the activities necessary to support the increased sales from distributed and manufactured products. Selling, general and administrative expenses also include a royalty to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT(Trademark) in the 1999 Quarter and the Stipulation fees in the 1998 Quarter.

         Research and development expenses were $6.7 million in the 1999 Quarter, as compared to $5.0 million in the 1998 Quarter. The increase in research and development expenses of $1.7 million or 34.6% reflects the progress and expansion of the Company's activities in both its bioequivalent (ANDA) and brand name (NDA) drug development programs, including legal costs related to patent infringement claims associated with the Company's ANDA filings. The Company's NDA program currently has one product in Phase III clinical trials.

         The Company's equity share of losses in ANCIRC decreased to $165,000 for the 1999 Quarter, as compared to $228,000 in the 1998 Quarter. The decrease was primarily attributable to the launch of ANCIRC's first product, a bioequivalent version of Trental (Registered Trademark) in September 1998. In April 1999, ANCIRC received approval and launched its second product, a bioequivalent version of Oruvail(Registered Trademark). Subsequently, in July 1999, ANCIRC suspended the production and sale of its bioequivalent version of Oruvail(Registered Trademark). This is not expected to have a material effect on the Company's consolidated results of operations.

         In the 1999 Quarter, the Company incurred $3.9 million of Internet operating expenses through Cybear, as compared to $957,000 in the 1998 Quarter. The increase in costs primarily relates to progress in the development of applications and the establishment of the related operational and administrative infrastructure of Cybear. During the 1999 Quarter, Cybear launched its second product, a health and welfare portal, CybearHealth. Additionally, in the 1999 Quarter, Cybear completed the acquisition of Telegraph Consulting Corporation ("Telegraph"), the programming, networking and interactive design division of Telegraph New Technology, Inc.

         Minority interest in Cybear's net losses was $779,000 in the 1999 Quarter, as compared to $22,000 in the 1998 Quarter. The increase in minority interest is a result of the increase in minority ownership of Cybear. Such increase in minority ownership is a result of Cybear's June 1999 public offering and the issuance of Cybear common shares to purchase Telegraph. In addition, Cybear's net losses increased to $3.2 million in the 1999 Quarter from $1.0 million in the 1998 Quarter.

         In the 1998 Quarter the Company recognized a gain on the sale of shares of Cybear common stock to Cybear's Chairman of $500,000. Such sales were pursuant to an existing subscription agreement.

         Interest income was $1.3 million in the 1999 Quarter, as compared to $230,000 in the 1998 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 1999 Quarter, as compared to the 1998 Quarter. Such increase was primarily the result of the positive cash flow generated from operations, and the net proceeds of $50.8 million received from Cybear's June 1999 public offering. The Company invests its investments available-for-sale in investment grade interest bearing securities.

         Interest expense increased to $510,000 in the 1999 Quarter from $174,000 in the 1998 Quarter. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during the 1999 Quarter, as compared to the 1998 Quarter. Such borrowings are primarily utilized to fund the Company's distribution operations.

         In the 1999 Quarter, the Company provided $10.9 million for Federal and state income taxes or 38% of income before income taxes. The Company was not required to provide for income taxes at the 39% effective Federal and state statutory rate due to the effect of the utilization of the Company's net operating loss carryforwards, offset by Andrx' inability to utilize Cybear's expected losses after June 23, 1999, as Andrx' ownership in Cybear was reduced below 80%. Accordingly, effective June 23, 1999, Cybear will be excluded from Andrx' consolidated tax return and will file as a separate tax entity. Cybear's net losses did not generate income tax benefits as its tax benefits were fully offset by a corresponding increase in the valuation allowance against its net deferred income tax assets. In the 1998 Quarter, the Company provided $90,000 for Federal alternative minimum income taxes. In the 1998 Quarter the Company was not required to provide for other Federal or state income taxes due to its net operating loss carryforwards.

         The diluted weighted average shares of common stock outstanding were
32.7 million during the 1999 Quarter, as compared to 31.8 million during the 1998 Quarter. The increase in such diluted weighted average shares of common stock outstanding in the 1999 Quarter, as compared to the 1998 Quarter resulted primarily from exercises of stock options and warrants. Share and related per share amounts have been restated for all periods prior to the Company's May 17, 1999 two-for-one stock split effected in the form of a 100% stock dividend.

NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 PERIOD") AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 PERIOD")

         Andrx' net income increased from $2.2 million or $0.07 per diluted share in the 1998 Period to $73.7 million or $2.27 per diluted share in the 1999 Period. The significant increase in net income is the result of the interim and final Stipulation fees generated in the 1999 Period through June 23, 1999 and the revenues generated from the sale of the Company's bioequivalent version of Cardizem(Registered Trademark) CD, which was launched on June 23, 1999. In comparison, commencing July 9, 1998, the 1998 Period included interim Stipulation fees pursuant to the Stipulation.

         Total revenues increased by 103.5% to $353.9 million for the 1999 Period, as compared to $173.9 million for the 1998 Period.

         For the 1999 Period, sales from distributed products increased by 25.0% to $195.2 million, as compared to $156.2 million for the 1998 Period.

         Sales from manufactured products increased to $83.0 million for the 1999 Period, as compared to $8.0 million for the 1998 Period. Sales from manufactured products include the Company's bioequivalent version of Dilacor XR(Registered Trademark), and, commencing June 23, 1999, the Company's bioequivalent version of Cardizem(Registered Trademark) CD.

         In the 1999 Period, Andrx received $70.7 million in interim and final Stipulation fees from HMRI pursuant to the Stipulation and the resolution of the HMRI Litigation, as compared to $9.1 million of interim Stipulation fees in the 1998 Period. Such Stipulation fees terminated in June 1999, upon the dismissal with prejudice of the HMRI Litigation.

         The Company recorded $4.9 million of licensing and other revenues in the 1999 Period, as compared to $519,000 in the 1998 Period. Such revenues in the 1999 Period were primarily generated from the Company's June 1999 agreement with Geneva.

         Gross profits from sales of distributed products was $37.6 million, with a gross margin of 19.3% in the 1999 Period, as compared to $23.5 million, with a gross margin of 15.1% in the 1998 Period.

         Gross profits from sales of manufactured products were $68.3 million, with a gross margin of 82.3% in the 1999 Period, as compared to $4.2 million, with a gross margin of 52.5% in the 1998 Period.

         Selling, general and administrative expenses were $38.4 million or 10.9% of total revenues for the 1999 Period, as compared to $20.8 million or 12.0% for the 1998 Period. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales from distributed and manufactured products and includes a royalty to the Company's Co-Chairman and Chief Scientific Officer related to Stipulation fees in the 1999 Period and 1998 Period and sales of the Company's bioequivalent version of Cardizem (Registered Trademark) CD in the 1999 Period.

         Research and development expenses were $18.3 million in the 1999 Period, as compared to $12.2 million in the 1998 Period. The increase in research and development expenses of $6.1 million or 50.4% reflects the progress and expansion of the Company's development activities for its ANDA and NDA drug development programs, including legal costs related to patent infringement claims associated with the Company's ANDA filings.

         The Company's equity share of losses in ANCIRC decreased to $36,000 for the 1999 Period, as compared to $914,000 in the 1998 Period. This decrease was primarily attributable to the sale of ANCIRC 's first product, a bioequivalent version of Trental(Registered Trademark) commencing in September 1998. In April 1999, ANCIRC received approval and launched its second product, a bioequivalent version of Oruvail(Registered Trademark). Subsequently, in July 1999, ANCIRC suspended the production and sale of its bioequivalent version of Oruvail(Registered Trademark). This is not expected to have a material effect on the Company's consolidated results of operations.

         In the 1999 Period, through Cybear, the Company incurred $9.8 million of Internet operating expenses as compared to $2.2 million in the 1998 Period. Such increase is primarily the result of progress in the development of applications and the establishment of the related operational and administrative infrastructure of Cybear.

         In the 1999 Period, the Company and a former employee who claimed that he was entitled to receive a royalty equal to 1% of gross revenues from the Company's bioequivalent versions of Dilacor XR(Registered Trademark) and Cardizem(Registered Trademark) CD, agreed to settle their claims against each other with a payment from Andrx to such employee of $545,000.

         Minority interest in Cybear's net losses was $783,000 in the 1999 Period, as compared to $49,000 in the 1998 Period. The increase in minority interest is a result of the increase in minority ownership of Cybear. In addition, Cybear's net losses increased to $9.0 million in the 1999 Period from $2.2 million in the 1998 Period.

         In the 1999 Period, the Company recognized a gain on the sale of shares of Cybear common stock to Cybear's Chairman of $300,000, as compared to $500,000 for the 1998 Period. Such sales were pursuant to an existing subscription agreement.

         Interest income was $2.2 million in the 1999 Period, as compared to $753,000 in the 1998 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 1999 Period, as compared to the 1998 Period.

         Interest expense increased to $1.1 million in the 1999 Period, as compared to $321,000 in the 1998 Period. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during the 1999 Period, as compared to the 1998 Period.

         In the 1999 Period, the Company provided $42.9 million for Federal and state income taxes or 37% of income before income taxes. The Company was not required to provide for income taxes at the 39% effective Federal and state statutory rate, due to the effect of the utilization of the Company's net operating loss carryforwards, offset by Andrx' inability to utilize Cybear's expected losses after June 23, 1999, as Andrx' ownership in Cybear was reduced below 80%. Cybear's net losses after June 23, 1999 did not generate income tax benefits as its tax benefits were fully offset by a corresponding increase in the valuation allowance against its net deferred income tax assets. In the 1998 Period, the Company provided $90,000 for Federal alternative minimum income taxes. For the 1998 Period the Company was not required to provide for other Federal or state income taxes due to its net operating loss carryforwards.

         The diluted weighted average shares of common stock outstanding were
32.4 million in the 1999 Period, as compared to 31.8 million in the 1998 Period. The increase in such diluted weighted average shares of common stock outstanding in the 1999 Period, as compared to the 1998 Period resulted primarily from exercises of stock options and warrants. Share and per share amounts have been restated for all periods prior to the Company's May 17, 1999 two-for-one stock split effected in the form of a 100% stock dividend.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, Andrx had $107.8 million in cash, cash equivalents and investments available-for-sale which includes $44.7 million of cash, cash equivalents and investments available-for-sale held by Cybear. The Company had consolidated net working capital of $163.3 million.

         Net cash provided by operating activities was $27.2 million in the 1999 Period, as compared to net cash used in operating activities of $10.4 million in the 1998 Period. Net cash provided by operating activities in the 1999 Period is primarily due to the Company generating $73.7 million of net income, in addition to increases in accounts payable and accrued liabilities, and income taxes payable, offset by increases in accounts receivable, inventories and prepaid and other assets. Net cash used in operating activities in the 1998 Period consists primarily of the increases in accounts receivable and inventories, offset by the Company generating $2.2 million of net income. The increase in accounts receivable in the 1999 Period is primarily the result of the launch of Cartia XT(Trademark), the Company's bioequivalent version of Cardizem(Registered Trademark) CD on June 23, 1999. The increase in inventories in the 1999 Period includes distributed and manufactured products. The increase in inventories for distribution in the 1999 Period and 1998 Period is in anticipation of potential price increases by generic drug manufacturers.

         Net cash used in investing activities was $76.5 million in the 1999 Period, as compared to net cash provided by investing activities of $4.7 million in the 1998 Period. In the 1999 Period, the Company purchased investments available-for-sale of $60.5 million, property, plant and equipment of $14.8 million and Telegraph for $1.2 million. In the 1998 Period, $9.4 million of investments available-for-sale matured and the Company purchased property, plant and equipment of $4.7 million.

         Net cash provided by financing activities was $73.6 million in the 1999 Period, as compared to $5.8 million in the 1998 Period. Net cash provided by financing activities in the 1999 Period consisted of net proceeds from Cybear's June 1999 public offering of $50.8 million, net borrowings under the Company's bank loan of $16.1 million and proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants of $6.3 million. Net cash provided by financing activities for the 1998 Period consisted primarily of net borrowings under the Company's bank loan of $3.4 million and proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants of $1.9 million.

         The Company had outstanding short-term borrowings under its distribution subsidiary's bank loan of $20.2 million as of September 30, 1999 as compared to $4.1 million as of December 31, 1998. Such increase relates primarily to the financing of additional inventories for distribution. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operations accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the Company's distribution subsidiary. As of September 30, 1999, the Company was in compliance with all of the covenants of this bank loan.

         The Company anticipates that its cash requirements will continue to increase due to the construction of its research and development, manufacturing, and corporate facilities including the related equipment purchases, and expected continued increases in distribution inventories. The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

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

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines and other equipment. Both IT and non-IT systems may contain embedded technology and complicate the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon identification and assessment efforts, certain of the Company's computer equipment and software required or requires replacement or modification.

         As such, the Company has obtained or is obtaining replacements or modifications that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in the first quarter 1998, will be completed by the fourth quarter 1999, prior to any currently anticipated impact from this issue. The Company estimates that as of September 30, 1999, it had completed approximately 90% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues. The projects comprising the remaining 10% of the initiatives are in process.

         The Company has also mailed letters to its significant vendors, customers and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether products and services purchased from or by such entities are Year 2000 compliant. For those significant service providers that have not provided written assurance that they are year 2000 compliant, the Company developed contingency plans to address issues that might arise from interfaces with such entities.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will be approximately $1 million and will be funded from currently existing financial resources. As of September 30, 1999 the Company had incurred costs of approximately $700,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for analysis, repair of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been materially delayed by these efforts and Year 2000 issues should not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         The Company has initiated a comprehensive analysis of the operational problems and costs (including loss of revenues) that are reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan is 70% complete for dealing with the most reasonably likely worst case scenario, but such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

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

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         See Note 5 to the "Notes to Unaudited Consolidated Financial Statements" included in PART I, Item 1 of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

         27.1 Financial Data  Schedule

(b)Reports on Form 8-K:

                  None

                                ANDRX CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               By: \s\ Alan P. Cohen
                               ---------------------
                               Alan P. Cohen
                               Co-Chairman and Chief Executive Officer
                               (Principal Executive Officer)

                               By: \s\ Angelo C. Malahias
                               --------------------------
                               Angelo C. Malahias
                               Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)
November 15, 1999
                                       22

                                 EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
 27.1                             FINANCIAL DATA SCHEDULE