Form 10-K
period 1999-12-31
ANDRX CORP
filed 2000-03-30
CIK 911755

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   (MARK ONE)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON MARCH 22, 2000 IS: 31,737,192.

THE AGGREGATE MARKET VALUE, AS OF MARCH 22, 2000, FOR SHARES OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS APPROXIMATELY $2,591,555,000.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                           FORWARD-LOOKING STATEMENTS

         ANDRX CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT ANDRX'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF ANDRX. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. ALL REFERENCES TO "WE," "US" AND ANDRX ARE TO ANDRX AND ITS SUBSIDIARIES. FACTORS WHICH MAY AFFECT ANDRX' RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY COMMERCIALIZED A FEW PRODUCTS, HAS NEW TECHNOLOGIES AND LIMITED MANUFACTURING EXPERIENCE, INCLUDING BUT NOT LIMITED TO CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, AND DEPENDENCE ON KEY PERSONNEL. ANDRX IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING CHANGES IN REGULATORY SCHEMES, DIFFICULTY IN RECEIVING REGULATORY APPROVAL TO MARKET NEW PRODUCTS, COMPLIANCE WITH GOVERNMENT REGULATIONS AND PATENT INFRINGEMENT AND OTHER LITIGATION. ADDITIONALLY, ANDRX IS SUBJECT TO RISKS AND UNCERTAINTIES ASSOCIATED WITH DRUG DISTRIBUTION COMPANIES, INCLUDING BUT NOT LIMITED TO FIERCE COMPETITION AND DECREASING GROSS PROFITS. IN ADDITION, ANDRX'S INTERNET BASED HEALTHCARE INFORMATION TECHNOLOGY SUBSIDIARY IS SUBJECT TO THE RISKS AND UNCERTAINTIES OF AN EARLY STAGE INTERNET COMPANY, INCLUDING BUT NOT LIMITED TO LIMITED OPERATING HISTORY AND SUBSTANTIAL OPERATING LOSSES, AVAILABILITY OF CAPITAL RESOURCES, ABILITY TO EFFECTIVELY COMPETE, UNANTICIPATED DIFFICULTIES IN PRODUCT DEVELOPMENT, ABILITY TO GAIN MARKET ACCEPTANCE AND MARKET SHARE, ABILITY TO MANAGE GROWTH, RELIANCE ON SHORT-TERM NON-EXCLUSIVE CONTRACTS, ABILITY TO OBTAIN CONTENT, INTERNET SECURITY RISKS AND UNCERTAINTY RELATING TO THE EVOLUTION OF THE INTERNET AS A MEDIUM FOR COMMERCE, DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS, DEPENDENCE ON KEY PERSONNEL, ABILITY TO PROTECT INTELLECTUAL PROPERTY, THE POSSIBILITY THAT THE TRACKING STOCK RECAPITALIZATION WILL NOT BE EFFECTED AND THE IMPACT OF FUTURE GOVERNMENT REGULATION. ANDRX IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN ANDRX' SEC FILINGS.

                                     PART I

ITEM 1.       BUSINESS

A)       NARRATIVE DESCRIPTION OF BUSINESS

         OVERVIEW

         We formulate and commercialize controlled-release oral pharmaceuticals using our proprietary drug delivery technologies. We market and sell our generic or bioequivalent versions of Cardizem(R) CD and Dilacor XR(R). Through our distribution operations, we sell generic drugs manufactured by third parties primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups. Through our Cybear subsidiary, we develop Internet applications to improve the efficiency of day-to-day administrative and communications tasks for the various participants in the healthcare industry.

         We have eight proprietary drug delivery technologies that we have patented or for which we have filed patent applications. We believe our technologies are flexible and can be modified to apply to a variety of pharmaceutical products. We use our proprietary drug delivery technologies and formulation skills to develop:

         o bioequivalent versions of selected controlled-release brand name pharmaceuticals; and

         o brand name controlled-release formulations of existing immediate-release or controlled-release drugs where we believe that the application of our drug delivery technologies may improve the efficacy or other characteristics of that product.

         We believe that pharmaceutical companies are increasingly using controlled-release drug delivery technologies to improve drug therapy. Controlled-release drug delivery technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms and may improve drug efficacy and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. These technologies also allow for the development of "patient-friendly" dosage forms, which reduce the number of times a drug must be taken, thus improving patient compliance.

PRODUCT DEVELOPMENT AND COMMERCIALIZATION

         BIOEQUIVALENT CONTROLLED-RELEASE PHARMACEUTICALS

         We apply our proprietary drug delivery technologies and formulation skills to develop bioequivalent versions of selected controlled-release brand name pharmaceuticals. Specifically, we apply our proprietary processes and formulations to develop a product that will reproduce the brand product's physiological characteristics, but not infringe upon the patents of the brand company or innovator. Next, we conduct studies to establish that our product is bioequivalent to the brand product, and obtain legal advice that our product will not infringe the innovator's patents or that such patents are invalid or unenforceable. As required by the Drug Price Competition and Patent Restoration Act of 1984, known as the Waxman-Hatch Amendments, we then assemble and submit an Abbreviated New Drug Application, or ANDA, to the FDA for review. As part of this ANDA, we certify to the FDA that our product will not infringe the innovator's patents or that such patents are invalid or unenforceable. This certification is called a Paragraph IV Certification.

         Once our ANDA is accepted for filing by the FDA, we must also send a Paragraph IV Certification to the patent holder. The patent holder may then initiate a legal challenge to our Paragraph IV Certification. The filing of a patent infringement lawsuit within 45 days of their receipt of our Paragraph IV Certification will automatically prevent the FDA from approving our ANDA until the earlier of 30 months, expiration of the patent or when the infringement case is decided in our favor. Thus, the developer of bioequivalent products may invest a significant amount of time and expense in the development of these products only to be subject to significant delay and the results of patent litigation before its products may be commercialized.

         However, the Waxman-Hatch Amendments also provide an economic incentive for the early development of bioequivalent pharmaceuticals. The developer of the bioequivalent product which is the first to have its ANDA, containing a Paragraph IV Certification for any bioequivalent drug, accepted for filing by the FDA is awarded a 180 day period of marketing exclusivity against other companies that subsequently file Paragraph IV Certifications. This means that the FDA may not approve the marketing of another ANDA containing a Paragraph IV Certification for that product until the first developer's 180 day period of marketing exclusivity has expired or has been waived. This marketing exclusivity begins with the commercial marketing of the product or a court determination that the patents are not valid, enforceable or infringed.

         We believe this period of marketing exclusivity provides an opportunity for the successful patent challenger to build its market share, to recoup the expense of the lawsuit and to realize greater profit margins. In addition, once that exclusivity period has lapsed, we believe the first successful developer may more effectively defend its position against future competition. Our ability to secure the benefit of 180-day exclusivity depends on some factors beyond our control, such as the date of filing, the results of litigation involving other ANDA filers and proposed changes in FDA regulations which may, for future filings, decrease the value of the exclusivity period, as described in "-Government Regulation-ANDA Process." Therefore, even if we qualify for 180-day exclusivity, we may not be able to benefit from some or any of the 180-day period.

         We have been sued for patent infringement on many of the products for which we have filed ANDAs. In addition, in March 2000, the Federal Trade Commission initiated an administrative proceeding against us relating to a stipulation and agreement we entered into with respect to the then pending patent litigation involving Cardizem(R) CD, one of our ANDAs.

         We have submitted ANDAs for bioequivalent versions of the following products:

         Dilacor XR(R)              In October 1997, we received FDA approval and commenced selling Diltia XT(R)our bioequivalent version of Dilacor XR. This product is used for the treatment of  hypertension and chronic stable angina and is currently being marketed by
                                    Watson Pharmaceuticals, Inc. Our marketing exclusivity expired in Apri
                                    1998. Total U.S. brand and  bioequivalent sales for Dilacor XR were approximately
                                    $105 million in 1999.

         Cardizem(R)CD              In July 1998, we received FDA approval to sell our bioequivalent version of
                                    Cardizem CD, which is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Aventis S.A. Although approved by the FDA, we did not market the product due to the pending patent infringement litigation against us with respect to this product. In June 1999, the litigation was settled and, we commenced selling Cartia XT (TM), a reformulated version of our bioequivalent version of Cardizem CD in June 1999. Our marketing exclusivity expired
                                    December 19, 1999. Total U.S. brand and bioequivalen sales for Cardizem CD were approximately $700 million in 1999.

         Prilosec(R)                In March 2000, we received tentative FDA approval to sell our bioequivalent version of Prilosec, which is used for the treatment of ulcers and gastro-esophageal reflux disease and is currently being marketed by AstraZeneca PLC. Patent infringement litigation was commenced by AstraZeneca against us with respect to this product. We believe that we were the first to have our ANDA for this product accepted for filing by the FDA and that upon final FDA approval our product should be entitled to the 180-day period of marketing exclusivity. We do not expect to begin marketing our bioequivalent version of Prilosec before the expiration of the composition of matter patent in April 2001, which may be extended for six months as a reward for pediatric studies. Total U.S.
                                    brand sales for Prilosec were approximately $3.5 billion in 1999.

         Naprelan(R)                In March 2000, we received tentative FDA approval related to our ANDA for our bioequivalent version of Naprelan, which is used for the treatment of inflammation and is currently being marketed by Elan Corporation Plc. Elan commenced patent infringement litigation against us with respect to this product which is continuing. As we were not the first to have our ANDA for this product accepted for filing, we may not be able to market our bioequivalent version of Naprelan until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived, and either expiration of our 30-month waiting period or the litigation is concluded in our favor. Total U.S. brand sales for Naprelan were approximately $50 million in 1999.

         Tiazac(R)                  In September 1998, we submitted an ANDA to the FDA to sell our bioequivalent version of Tiazac, which is used for the treatment of hypertension and chronic stable angina and is currently being marketed by Forest Laboratories, Inc.
                                    Biovail Corporation International, the developer of Tiazac, commenced patent infringement litigation against us with respect to this product. In March
                                    2000, the United States District Court for the Southern

                                    District of Florida entered an order that our product does not infringe the Biovail patent, and Biovail filed a notice that it will appeal that decision. We believe that we were the first to have our ANDA for this product accepted for filing by the FDA and that upon final FDA approval our product should be entitled to the 180-day period of marketing exclusivity. The 30-month period from our
                                    ANDA filing expires in March 2001. Total U.S. brand sales for Tiazac were approximately $170 million in 1999.

         Wellbutrin SR(R)           In August 1999, we submitted an ANDA to the FDA to sell our bioequivalent version of Wellbutrin SR, which is used to treat depression and is currently being marketed by Glaxo Wellcome Plc. Glaxo commenced patent infringement litigation against us with respect to this product. We believe that we were the first to have our ANDA for the 150 mg dosage of this product accepted for filing by the FDA and that this dosage form of our product should be entitled to 180-day marketing exclusivity. We do not expect to market this product until the 30-month waiting period expires or the litigation is concluded in our favor, and we receive FDA approval. Total U.S. brand sales for Wellbutrin SR were approximately $530 million in 1999.

         Zyban(R)                   In August 1999, we submitted an ANDA to the FDA to sell our bioequivalent version of Zyban, which is prescribed for the cessation of smoking and is being marketed by Glaxo. Glaxo commenced patent infringement litigation against us with respect to this product. We believe that we were the first to have our ANDA for this product accepted for filing by the FDA and that our product should be entitled to the 180-day  period of marketing exclusivity. We do not expect to market this product until final FDA approval and the 30-month period expires or the conclusion of the litigation. Total U.S. brand sales for Zyban were approximately $105 million in 1999.

         K-Dur(R)                   In August 1999, we submitted an ANDA to the FDA to sell our bioequivalent version of K-Dur, a potassium supplement that is currently being marketed by
                                    Key Pharmaceuticals, Inc., a subsidiary of Schering Plough Corporation. No patent infringement suit related to the ANDA for K-Dur has been filed against
                                    us. As we were not the first to have our ANDA for this product accepted for filing, we cannot market our bioequivalent version of K-Dur until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived, assuming the FDA approves our ANDA. Total U.S. brand sales for K-Dur were approximately $245 million in 1999.

         Claritin D-24(R)           In February 2000, we submitted an ANDA to the FDA to sell our bioequivalent version of Claritin D-24, which is a once-a-day antihistamine for the treatment of allergies and is currently marketed by Schering Plough Corporation. Schering
                                    Plough commenced patent infringement litigation against us. We believe that we were the first to have our ANDA for this product accepted for filing by the FDA and that upon final FDA approval our product should be entitled to the 180-day period of marketing exclusivity. We do not expect to market this product until the 30-month period expires or the litigation is concluded in our favor, assuming we receive FDA approval. Total U.S. brand sales for Claritin D-24 were approximately $350 million in 1999.

         Depakote(R)                In March 2000, we submitted an ANDA to the FDA to sell our bioequivalent version of Depakote, which is used to treat epilepsy and is currently marketed by Abbott Laboratories Inc. Abbott has commenced patent

                                    infringement litigation against us. As we were not the first to have our ANDA for this product accepted for filing, we cannot market our bioequivalent version of Depakote until the 180-day marketing exclusivity period of the first
                                    ANDA filer expires or is waived and until the 30-month period expires or the litigation is successfully concluded, assuming the FDA approves our ANDA. Total
                                    U.S. brand sales for Depakote were approximately $700 million in 1999.

         In addition, ANCIRC Pharmaceuticals, our 50/50 joint venture with Watson Pharmaceuticals, Inc. received FDA approval for bioequivalent versions of the following products:

         Trental(R)                 In September 1998, ANCIRC received FDA approval to sell its bioequivalent version of  Trental. This product is for the  treatment of patients with chronic occlusion of arteries of the limbs. This product was formulated by
                                    Andrx, is being manufactured by Watson and is being marketed by us. Total
                                    U.S. brand and bioequivalent sales for Trental were approximately
                                    $85 million in 1999. The ANDA for this product did not contain a Paragraph
                                    IV certification.

         Oruvail(R)                 In March 1999, ANCIRC received FDA approval to sell its bioequivalent version of Oruvail. This product is being used for the treatment of patients with rheumatoid arthritis and osteoarthritis. This product is to be manufactured and marketed by us and was launched in April 1999, but was discontinued in
                                    June 1999 due to technical issues related to the production of this product.
                                    We are in the process of rectifying these problems and expect to start producing and marketing this product again in 2000. Total U.S. brand and bioequivalent sales for Oruvail were approximately $50 million in 1999. The ANDA for this product did not contain a Paragraph IV certification.

         BIOEQUIVALENT PRODUCT PIPELINE. In addition to the products for which ANDAs have been submitted, we, either directly or through ANCIRC or other collaborative ventures, are attempting to develop approximately 20 additional bioequivalent versions of brand name drugs. We are continually evaluating potential product candidates, including specialty or niche pharmaceutical products.

         BRAND NAME CONTROLLED-RELEASE PHARMACEUTICALS

         We develop brand name controlled-release formulations by applying our proprietary drug delivery technologies to existing immediate-release and controlled-release drugs. We believe that the application of our drug delivery technologies will improve the efficacy or other characteristics of these products, for example, by decreasing undesired side effects or reducing the frequency of administration. In selecting our product candidates, we focus on high sales volume pharmaceuticals that will lack patent protection at the time we plan to market our product. We are continually evaluating potential product candidates for this program.

         In order to facilitate development of these products, we plan to undertake formulation and development on our own and use contract research organizations for clinical studies. Currently, we are evaluating entering into collaborative arrangements with other pharmaceutical companies to commercialize these products. These potential products generally require us to file an Investigational Drug Application, or IND, with the FDA before commencing clinical trials and a New Drug Application, or NDA, in order to obtain FDA approval. We believe that the FDA approval process of our NDA for these type of brand name controlled-release formulations will be simpler than that typically associated with most NDAs for new chemical entities because our development efforts involve chemical entities which have been previously approved by the FDA. We may also receive certain marketing exclusivity rights for a controlled-release product we develop in our new drug program.

         The following describes the status of our brand name controlled-release products:

         Lovastatin XL(R)           Our product, Lovastatin XL, is a newly developed extended-release tablet which uses one of our proprietary drug delivery technologies to treat elevated cholesterol or hypercolesterolemia. Merck & Co., Inc. markets Lovastatin immediate-release oral tablets under the brand name Mevacor(R). Mevacor immediate-release tablets are currently marketed in 10 mg, 20 mg and 40 mg strengths and are administered once a day. The usual recommended starting dose is 20 mg once a day. The recommended dosing range is 10 mg to 80 mg per day in  one or two doses. Mevacor belongs to a class of drugs known as statins. Statin products had approximately $5.7 billion in U.S. sales in
                                    1999, of which Mevacor sales were approximately $300 million.

                                    Our tablet formulation also contains 10 mg, 20 mg, 40 mg or 60 mg doses. Several published studies suggest therapeutic advantages may be achieved by an extended-release dosage form of Lovastatin, including greater efficacy, resulting in the need for fewer doses, and an improved safety profile compared to the conventional immediate-release dosage form. In a
                                    Phase II crossover study conducted by us in patients with elevated cholesterol, Lovastatin
                                    XL produced a greater reduction in mean LDL cholesterol than was produced by an equivalent dose of Mevacor. There was little or no difference in adverse events between Lovastatin XL and Mevacor. In June 1999, we initiated Phase III studies of Lovastatin XL with over 500 targeted patients in over 40 centers to evaluate the efficacy and safety of our product before we file an NDA, which we anticipate to occur in 2001.

         Metformin XT(R)            We have developed Metformin  XT, an oral extended-release dosage form of
                                    Metformin using our proprietary modified  release system, to treat non-insulin-dependent diabetes mellitus, commonly referred to as Type II diabetes. Bristol Myers Squibb Inc. markets metformin as an immediate-release tablet under the brand name Glucophage(R). Our once daily product is intended to have bioavailability equivalent to the currently marketed Glucophage product.
                                    Glucophage tablets are marketed in 500 mg, 850 mg or 1000 mg doses. Although there is no fixed dosage regimen, it is typically administered two to three times per day with a maximum recommended dose of 2550 mg per day. Bristol
                                    Myers Squibb filed an NDA for a once a day metformin in late 1999. There were over
                                    $2 billion of U.S. sales of glucose-lowering products in 1999 including
                                    Glucophage, Glucotrol XL(R)and Glynase(R). Metformin use has been associated with gastrointestinal side effects. These adverse events may be partially avoided using an extended-release dosage form. Another advantage of an extended-release dosage form is a reduction in the frequency of administration, which we expect to increase patient compliance.

                                    In January 2000, we successfully completed Phase II clinical studies and we expect to commence pivotal Phase III clinical studies in the second quarter of 2000. We believe that other companies may also be developing once-a-day dosage products for
                                    NDA filings in the near future. We anticipate filing an NDA in 2001.

         We are also in various early stages of development for Omeprazole DR, an analgesic product and two central nervous system products.

BRAND SALES AND MARKETING STRATEGY

         We are developing and evaluating various strategies for the sale and marketing of our brand name controlled-release pharmaceuticals. These strategies include licensing our brand name products to other pharmaceutical companies with sales organizations sufficient to support our products, entering into co-promotion or contract sales arrangements with respect to the products, establishing our own sales organization and related infrastructure to support and manage our sales effort or any combination of the above. If we license our products or enter into a co-promotional or contract sales arrangements, we would not incur the significant upfront expenses associated with building a sales organization, but our potential profit margins for the product may be lower. Whichever strategy we pursue, we expect that when our current brand name controlled-release pharmaceuticals are ready to be launched we will have an established sales organization in place or have entered into arrangements to market our products to physicians and other health care professionals who prescribe that product. We also expect to have the ability to access doctors through Cybear's online communication system.

OUR PROPRIETARY DRUG DELIVERY TECHNOLOGIES

         Both our bioequivalent controlled-release pharmaceuticals and our brand name controlled relase pharmaceuticals generally utilize our proprietary drug delivery technologies to control the release characteristics of a variety of orally administered drugs. Controlled-release products are formulations which release active drug compounds in the body gradually and predictably over a 12 or 24-hour period and therefore need be taken only once or twice daily. Controlled-release products typically provide numerous benefits over immediate release drugs, including:

         o        greater effectiveness in the treatment of chronic conditions;
         o        reduced side effects;
         o        greater convenience (only once or twice a day); and
         o higher levels of patient compliance due to a simplified dosing schedule.

         We have eight proprietary drug delivery technologies that are either patented or for which we have filed patent applications. We have been issued 38 patents with respect to these technologies. We originally designed these controlled-release technologies specifically for a drug that was being formulated. However, we believe that our technologies are relatively flexible and can be modified to apply to a variety of pharmaceutical products.

         Our drug delivery technologies utilize a variety of polymers and other materials to encapsulate or entrap the active drug compound and to release the drug at varying rates at predetermined locations in the gastrointestinal tract. In applying an appropriate drug delivery technology to a particular drug candidate, we consider such factors as:

         o        the desired release rates of the drug;
         o        the physio-chemical properties of the drug;
         o the physiology of the gastrointestinal tract and the manner in which the drug will be absorbed during passage through the gastrointestinal tract; and
         o the effect of food on the absorption rate and transit time of the drug.

         The following summarizes our drug delivery technologies:

DRUG DELIVERY TECHNOLOGY                               DESCRIPTION
---------------------------------------------------    -------------------------------------------------------------------
Pelletized Pulsatile Delivery System
("PPDS")                                               PPDS is  designed  for use with  products  that  require  a pulsed release of the drug.  This technology uses pellets that are coated with  specific  polymers and agents to control the release rate of
                                                       the   microencapsulated   drug.  By  varying  the  proportion  and
                                                       composition of the polymer mixtures,  the release rate of the drug may be specifically controlled.

Single Composition Osmotic Tablet System
("SCOT")                                               SCOT utilizes various osmotic modulating agents as well as polymer coatings to provide a zero-order release of a drug (a constant rate of release).

Solubility Modulating Hydrogel System
("SMHS")                                               SMHS is designed for products utilizing a hydrogel-based dosage system that provides for sustained release without the need to use special coatings or structures, which add to the cost of manufacturing.
                                                       This technology avoids the "initial burst effect" commonly observed with other sustained-release hydrogel formulations.

Delayed Pulsatile Hydrogel System
("DPHS")                                               DPHS is designed for use with hydrogel matrix products that are characterized by an initial zero-order release of drug followed by a rapid release. This release profile is achieved by the blending of selected hydrogel polymers to achieve a delayed pulse.

Stabilized Pellet Delivery System
("SPDS")                                               SPDS is designed specifically for unstable drugs,
                                                       incorporating a pellet core of drug and protective polymer outer layer(s).

Granulated Modulating Hydrogel System
("GMHS")                                               GMHS incorporates hydrogel and binding polymers with the drug, which is formed into granules and then pressed into tablet form.

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

DRUG DELIVERY TECHNOLOGY                               DESCRIPTION
---------------------------------------------------    -------------------------------------------------------------------
PORTAB SYSTEM ("PORTAB")                               PORTAB is designed for controlled-release dosage forms which utilize an osmotic core, typically containing a water soluble drug. The core includes a water soluble component and a
                                                       continuous polymer coating. The purpose of the soluble agent is to expand the core and thereby create microporous channels through which the drug is released.

COLLABORATIVE ARRANGEMENTS

         We work with other pharmaceutical companies to formulate controlled-release versions of their existing commercialized drugs and drugs they are developing using our proprietary drug delivery technologies. In addition to improving drug efficacy, we believe that our drug delivery technologies will provide these pharmaceutical companies with the opportunity to enhance the commercial value of their existing drug products and new drug candidates.

         ANCIRC is a 50/50 joint venture between us and Watson for the development of eight bioequivalent controlled-release pharmaceuticals. Capital contributions, distributions and net income or losses are allocated equally Between us and Watson. Capital contributions are utilized by ANCIRC to pay outside vendors, services rendered by Watson or us to ANCIRC and to purchase finished goods inventory manufactured by Watson or us on ANCIRC's behalf. We have made investments in ANCIRC totaling $7.9 million through December 31, 1999.

         From time to time, we have had discussions with Watson to potentially restructure ANCIRC. We are currently having such discussions although no definitive agreements have been reached.

         DEVELOPMENT AND LICENSING AGREEMENTS

         In June 1999, we entered into an agreement with Geneva Pharmaceuticals, Inc., a member of the Novartis pharmaceutical group. Geneva has agreed to fund the development costs of certain controlled-release products that we are developing for submission as NDAs in exchange for exclusive marketing rights to those products in specified territories. Under this arrangement, one of our NDA products has been outlicensed for the U.S. Upon receiving approval from the FDA or other regulatory agencies, we will receive royalties from the sale of these products in the specified territories. We have committed to continuing to sell Geneva's bioequivalent products in our Anda, Inc. distribution operation.

         We have entered into additional development and licensing agreements covering bioequivalent pharmaceuticals with other U.S. and foreign pharmaceutical companies. Pursuant to these agreements, the licensees typically will fund the cost of product development and will pay us royalties in exchange for a license to market the products for a specified period in a specified territory.

MANUFACTURING

         We presently have a manufacturing facility capable of producing the projected necessary commercial quantities of our bioequivalent versions of Dilacor XR, Cardizem CD, Tiazac, Oruvail, Naprelan and K-Dur. However, since our existing manufacturing facility will not be suitable for the manufacture of all of the products that we intend to develop and manufacture, we are in the process of expanding our manufacturing capabilities by converting portions of our existing facilities to additional manufacturing and related warehousing space, and by building a new facility on an adjacent 15 acre parcel of property that we own. Following the completion of these projects, we will have approximately 200,000 square feet for the manufacture of our products.

         We also depend upon Watson to manufacture certain products subject to the ANCIRC joint venture and on other companies with which we have or may have agreements to manufacture other products.

BIOEQUIVALENT PHARMACEUTICAL DISTRIBUTION OPERATIONS

         We market and distribute bioequivalent pharmaceuticals manufactured by third parties through our Anda subsidiary formerly known as Anda Generics Inc. We purchase pharmaceuticals directly from manufacturers and wholesalers and market them through our in-house telemarketing staff primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups. We offer competitive pricing, quality products and responsive customer service, which we believe are the critical elements to competing effectively in this market. Our telemarketing staff currently has approximately 130 persons and is supplemented by sales executives who are responsible for national accounts.

         In March 2000, we acquired Valmed Pharmaceutical, Inc., a privately owned distributor of bioequivalent pharmaceuticals based in Grand Island, New York. The purchase price was $14.8 million in cash, subject to certain adjustments. The acquisition was recorded using the purchase method of accounting.

         We currently utilize our distribution operations' sales and marketing personnel for the marketing of our bioequivalent versions of Dilacor XR, Cardizem CD and ANCIRC's bioequivalent version of Trental. We plan to continue to utilize Anda personnel and start to use the Valmed operations in the marketing and distribution of our current products and other products being developed by us, by ANCIRC and by our collaborative partners.

         We purchase our bioequivalent products for resale from a number of pharmaceutical manufacturers and wholesalers. We believe that we are not dependent upon any particular supplier and that alternative sources of supply for most of our products are available if required.

CYBEAR

         Cybear is an information technology company that is using the Internet to improve the efficiency of administrative and communications tasks of managing patient care while addressing the healthcare industry's need for the secure and reliable transmission of information. Cybear is an Internet Service Provider, or ISP, and Application Services Provider, ASP, for the healthcare industry. Cybear uses or intends to use its own secure private network to provide access to the Internet's e-mail and productivity applications. These are available on a transaction or subscription basis to physicians, physician organizations, pharmacies and hospitals. Some of its online applications include or will include business tools for hospital messaging, lab orders and results, streamlined purchasing, prescription writing, claims processing, eligibility verification, formulary compliance, credentialing, web site creation and physician-patient communications via the Internet.

         In March 1999, Cybear introduced its first product, dr.cybear, a physician practice portal, which is designed to address the communications and operational needs of physicians and other healthcare providers. The physician practice portal is an Internet portal site that provides a combination of healthcare content, practice management tools, the entry point to a comprehensive communications network and ongoing access to further products and services. dr.cybear is marketed to physicians, physician organizations, hospitals, managed care organizations and integrated delivery networks throughout the United States.

         In September 1999, we entered into an arrangement with Cybear pursuant to which prescription vaccines and injectables and other items distributed by Anda can be ordered through Cybear's physician practice portal.

         CYBEAR TRACKING STOCK

         In December 1999, Andrx announced a corporate recapitalization plan which, among other things, would give Andrx shareholders the ability to distinguish between their investments in Andrx and Cybear. In March 2000, Andrx and Cybear entered into a definitive agreement with respect to this corporate recapitalization. This plan, which was recommended by a special committee of the Board of Directors of Cybear, and was approved by the boards of both Cybear and Andrx, will create a new class of Andrx common stock, Cybear Group Common, to separately track the performance of Cybear. The plan will be submitted for approval to the shareholders of Andrx and Cybear later this year.

         Pursuant to an Agreement and Plan of Merger and Reorganization, we will acquire all of the publicly traded shares of common stock of Cybear in a tax-free "roll-up" merger. Cybear's public shareholders currently own approximately 5.4 million shares (assuming the exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire 525,000 shares of Cybear common stock currently owned by Andrx) or 30.5%, of the common shares of Cybear, and those shareholders will receive one share of Cybear Group Common for every Cybear share they currently own. In the recapitalization, the number of Cybear shares held by Andrx will be reduced from 12.4 million shares to 10.3 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear will own approximately 34.5% of the Cybear Group Common following the closing of the transaction. Pursuant to the recapitalization, each Andrx common share will be converted into (i) one share of Andrx common stock representing the common equity interests in Andrx other than its ownership of Cybear, or Andrx Group Common, and (ii) approximately
 .1622 shares of Cybear Group Common, after giving effect to Andrx' pending two-for-one stock split (in the form of a stock dividend) approved on February 29, 2000. Upon completion of the recapitalization, (i) Cybear will be our wholly owned subsidiary with 100% of its value publicly traded in the form of Cybear Group Common; (ii) current Cybear public shareholders will own approximately 34.5% of the Cybear Group Common; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common and approximately 65.5% of the Cybear Group Common.

         The recapitalization is intended to (i) reestablish certain tax consolidation advantages for Andrx; (ii) separate the operating losses of Cybear from the operating results of Andrx for financial reporting purposes; (iii) improve liquidity for the publicly traded equity of Cybear; (iv) provide Cybear with a more viable currency for potential strategic acquisitions; and (v) preserve financial flexibility for our management to maximize the long-term growth of shareholder value.

         Consummation of the transaction is subject to various conditions, including approval by shareholders of Andrx and Cybear. In addition to shareholder approval, the transaction will be subject to various federal and state regulatory approval and accordingly no assurance can be given that this transaction will be consummated. Andrx and Cybear will file a joint proxy statement and a registration statement with respect to the transaction.

COMPETITION

         The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, healthcare legislation, availability of financing and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than us. We expect to be subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake in-house development of these products. In our pharmaceutical distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals. In our Cybear subsidiary, competitors include online services or web sites, ISPs, publishers and distributors of offline media, healthcare information companies and large data processing and information companies. We cannot assure you that we will be able to compete successfully with these companies.

PATENT LITIGATION AND PROPRIETARY RIGHTS

         GENERAL

         We believe that our future will depend in part on our ability to obtain patents and trade secret protection, maintain trade secret protection and operate without infringing the proprietary rights of others. We have been issued numerous U.S. and foreign patents and notices of allowances relating to our drug delivery technologies. In addition, we have filed additional U.S. patent applications and various foreign patent applications relating to our drug delivery technologies. We expect to apply for additional U.S. and foreign patents in the future. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. We depend on our patents and trade secrets. Failure by us to protect our patent rights or infringement by us of the patent or proprietary rights of others could have a material adverse effect on our results of operations and financial position.

         PATENT LITIGATION

         There has been substantial litigation in the pharmaceutical, biomedical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of patent rights. Most of the brand name controlled-release products for which we are developing bioequivalent versions are covered by one or more patents. Under the Waxman-Hatch Amendments, when a drug developer files an ANDA for a bioequivalent drug, the developer must make a certification to the FDA as to whether the developer believes that an unexpired patent which has been listed with the FDA as covering the relevant brand-name product will be infringed by the developer's product or is invalid or unenforceable. If the developer believes that its product does not infringe the brand product's patents or that the unexpired patent is invalid or unenforceable, it provides a Paragraph IV Certification to the patent holder, who may then challenge the developer's Paragraph IV Certification by filing a lawsuit for patent infringement. If a lawsuit is filed within 45 days from the day the patent holder received the Paragraph IV Certification, the FDA can review and tentatively approve the ANDA, but cannot make the marketing approval effective until a judgment in the action has been rendered in favor of the developer, 30 months from the date the patent holder received the Paragraph IV Certification or when the patent expires, whichever is sooner. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

         Numerous actions have been filed against us. The Dilacor XR action was dismissed without prejudice; the litigation relating to our bioequivalent version of Cardizem CD was dismissed with prejudice; the trial court found in our favor in the Tiazac litigation; and the other actions relating to our ANDAs for bioequivalent versions of Prilosec, Wellbutrin SR and Zyban, Naprelan, Depakote and Claritin D-24 are pending. We anticipate that additional actions may be filed as we, ANCIRC, or our collaborative partners file additional ANDAs containing Paragraph IV Certifications. Similar patent litigation may affect NDAs that we file in the future. Our business could be harmed by the delay in obtaining FDA approval to market our products as a result of litigation, the expense of litigation whether or not we are successful, or an adverse outcome in such litigation.

         CARDIZEM CD LITIGATION AND THE STIPULATION

         In September 1997, we entered into a stipulation with Hoecsht Marion Roussel, Inc. (now known as Aventis S.A., or Aventis) and Carderm Capital L.P. in connection with the patent infringement litigation brought against us by Aventis relating to the sale of our bioequivalent version of Cardizem CD. In June 1999, the Aventis litigation was resolved, the lawsuit was dismissed with prejudice and we received the outstanding stipulation fees owed to us.

         In May 1998, Biovail filed a claim against Andrx alleging the stipulation violated Sections 1 and 2 of the Sherman-Antitrust Act and seeking a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with contract. Biovail sought injunctive relief and treble the amount of its actual damages in an unspecified amount, plus interest, with respect to its federal law claims, and actual and punitive damages in unspecified amounts, plus interest, with respect to its common law claims. In July 1998, Andrx filed a motion to dismiss Biovail's claims. That motion was granted with prejudice with respect to the federal antitrust claims in January 2000 with the state law claims being dismissed without prejudice. Biovail has both appealed that dismissal to the Court of Appeals and also has requested that the District Court reconsider its determination in light of certain facts that Biovail failed to provide the court. These matters are still pending. See "Item 3 -- Legal Proceedings."

         In March 2000, Andrx received a letter from Purepac Pharmaceutical Co. stating its belief that Cartia XT, our bioequivalent version of Cardizem CD, infringed certain claims of a patent that had been issued in its favor on March 7, 2000. The letter also offered to license that patent to us. We are currently evaluating those patent infringement claims and this licensing offer. Purepac has also filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania for patent infringement. In due course, Andrx will prepare its response to Purepac's claims.

         PRILOSEC LITIGATION

         We made a Paragraph IV Certification in connection with the ANDA we filed for our bioequivalent version of Prilosec. We believe that we were the first to have our ANDA for this product accepted for filing by the FDA and that once final approval is received, our product should be entitled to the 180-day period of marketing exclusivity. In May 1998, AstraZeneca filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of an ANDA filed by Andrx with the FDA for a bioequivalent version of Prilosec. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against AstraZeneca and by seeking a declaration that there has been no infringement and that the patent is invalid. AstraZeneca seeks an injunction enjoining Andrx from further infringing the subject patent and an order directing that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Prilosec be no earlier than the expiration date of its patents.

         A second Paragraph IV Certification was made by Andrx with regard to a different strength of Prilosec. This resulted in AstraZeneca filing another suit in the U.S. District Court for the Southern District of Florida. Both of these suits have been consolidated in the U.S. District Court for the Southern District of New York, together with three other patent infringement suits initiated by AstraZeneca involving ANDAs submitted by other companies for bioequivalent versions of Prilosec.

         TIAZAC LITIGATION

         We made a Paragraph IV Certification in connection with the ANDA we filed for our bioequivalent version of Tiazac. In October 1998, Biovail, Biovail Laboratories Inc. and Galephar Puerto Rico, Inc., or the Biovail Group, filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx with the FDA for a bioequivalent version of Tiazac.

Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against the Biovail Group and by seeking a declaration that there has been no infringement and that the patent is invalid. The Biovail Group sought an injunction enjoining Andrx from further infringing the subject patent and an order directing that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Tiazac be no earlier than the expiration date of the subject patent. In March 2000, the court entered an order that Andrx's product does not infringe the Biovail patent. Biovail has filed a notice of appeal of that order.

         NAPRELAN LITIGATION

         We made a Paragraph IV Certification in connection with the ANDA we filed for our bioequivalent version of Naprelan. In October 1998, Elan Corporation Plc filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDA filed by Andrx with the FDA for a bioequivalent version of Naprelan. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Elan and by seeking a declaration that there has been no infringement and that the patent is invalid. Elan seeks a judgment enjoining Andrx from further infringing the subject patent and ordering that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Naprelan be no earlier than the expiration date of the patent.

         WELLBUTRIN SR AND ZYBAN LITIGATION

         We made Paragraph IV Certifications in connection with the ANDAs we filed for our bioequivalent versions of Wellbutrin SR and Zyban. In September 1999, Glaxo Wellcome PLC filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDAs filed by Andrx with the FDA for bioequivalent versions of Wellbutrin SR and Zyban. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Glaxo and by seeking a declaration that there has been no infringement and that the patent is invalid. Glaxo seeks an injunction enjoining Andrx from further infringing the subject patents and orders directing that the effective date of any FDA approval of Andrx' proposed bioequivalent versions of Wellbutrin SR and Zyban be no earlier that the expiration date of the subject patent.

         DEPAKOTE LITIGATION

         We made a Paragraph IV certification in connection with the ANDA we filed for our bioequivalent version of Depakote. In March 2000, Abbott Laboratories filed suit against Andrx, Andrx Pharmaceuticals, Inc. and Andrx Pharmaceuticals L.L.C. in the United States District Court for the Northern District Court of Illinois, claiming infringement of two of its patents because of our filing the aforementioned ANDA. Abbott seeks a judgment enjoing defendants from further infringing the subject patents and ordering that the effective date of any FDA approval of the Company's proposed bioequivalent version of Depakote be no earlier than the expiration dates of the two patents in suit. Although we have not yet responded to the complaint, we believe that our product does not infringe the patents involved or that either or both of such patents are invalid or unenforceable.

         CLARITIN D-24 LITIGATION

         We made a Paragraph IV certification, in connection with the ANDA we filed for our bioequivalent version of Claritin D-24. In March 2000, Schering Plough filed suit against Andrx in the U.S. District court for New Jersey claiming patent infringement because of an ANDA filed by Andrx with the FDA for a bioequivalent version of Claritin D-24. Although we have not yet been served with the complaint, we believe that our product does not infringe the patent involved or that the patent is invalid or unenforceable.

         While Andrx believes its ANDA products do not infringe the patents that we have been sued upon or that such patents are invalid and/or unenforceable, the ultimate resolution of these patent litigation matters is not known and there is no assurance our position will ultimately prevail.

GOVERNMENT REGULATION

         Drug manufacturers are required to obtain FDA approval before marketing their new drug product candidates. This approval process is often costly and time consuming and we cannot assure you that any drug application will timely be approved by the FDA or any other health authority, if at all.

         ANDA PROCESS: FDA approval is required before a bioequivalent of a previously approved drug or a new dosage form of an existing drug can be marketed. Approval is sought using an ANDA. Complete clinical studies are not required in support of an ANDA, although typically bioavailability and bioequivalence studies must be conducted. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream. Bioequivalence compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are substantially equivalent to the previously approved drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug or, in the case of a new dosage form, is suitable for use for the indications specified.

         Under the Waxman-Hatch Amendments, the developer of a bioequivalent drug which is the first to have its ANDA accepted for filing by the FDA and includes a Paragraph IV Certification is awarded a 180-day period of marketing exclusivity. This means that the FDA may not approve another ANDA containing a Paragraph IV Certification for that product until the first developer's 180-day period of marketing exclusivity has expired or has been waived. This marketing exclusivity period begins with the commercial marketing of the product or a court determination that the relevant patents are invalid, unenforceable or not infringing. It is important to note that a court determination triggering the 180-day period can occur either in litigation involving the first Paragraph IV Certification filer or a subsequent filer.

         Until recently, the FDA has interpreted the reference in the statute to a court determination to mean a court decision which is final and non-appealable. This interpretation was challenged in litigation in which the courts disagreed with the FDA's interpretation. Prompted in part by those decisions, the FDA issued guidelines in March 2000 in which it announced a change in its interpretation of the statute for ANDAs submitted after the publication of the guidelines. The new guidelines state that the FDA now will view a court decision to be the first court decision which finds a patent at issue to be invalid, unenforceable or not infringed. The FDA stated that when a lower court renders such a decision, the FDA may approve an ANDA as of the date of that decision and the 180-day exclusivity period will commence on that date, unless the marketing of the product has already commenced. If the lower court decision finds the patent is infringed, but the decision is reversed on appeal, the FDA may approve the ANDA on the date a judgment is entered that the patent is invalid, unenforceable or not infringed. The FDA stated that neither a stay or a reversal of a district court decision finding the patent invalid, unenforceable or not infringed will have an effect on the approval of an ANDA or on the beginning, or continued running of the exclusivity period.

         The FDA's new interpretation of the statute may substantially decrease the value of the 180-day exclusivity period. A patent holder whose patent is found invalid, unenforceable or not infringed in a lower court decision may seek to reverse such a ruling on appeal. Under the new FDA interpretation, even if such an appeal is taken, however, the 180-day period would start once the lower court rendered its initial decision. The developer of the product for which the relevant ANDA was approved would thus be faced with the prospect of beginning marketing of its product despite the pending appeal and lack of final resolution of the litigated issue or delaying marketing at a time when under the FDA's new interpretation the 180-day exclusivity period had started. A decision to delay marketing of the product following a lower court decision which is subject to an appeal would mean that the developer of the product would have less than 180 days, and possibly no days, in which it was the exclusive marketer of that bioequivalent product.

         We are unable to predict what impact, if any, the FDA's new guidelines may have on our business or financial results.

         NDA PROCESS: FDA approval is required before any new drug can be marketed. An NDA is a filing submitted to the FDA to obtain approval of a drug not eligible for an ANDA and must contain complete pre-clinical and clinical safety and efficacy data or a reference to such data. Before clinical testing can begin, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials.

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. The process of completing clinical trials for a new drug may take several years and requires the expenditure of substantial resources. Preparing a NDA involves considerable data collection, verification, analysis and expense. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA or other health authorities may deny an NDA if the regulatory criteria are not satisfied, or may require additional testing or information before that NDA is approved.

         We believe that the FDA's ANDA procedures will apply to our bioequivalent versions of controlled-release drugs. We cannot assure you that our bioequivalence studies and other data will result in FDA approval to market our drug products. Certain ANDA procedures for bioequivalent controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval process for bioequivalent drugs. We cannot predict at this time whether the FDA will make any changes to the ANDA procedures as a result of such petitions, ongoing rulemakings or litigation of its own volition as it did in the case of the new guidelines discussed above or the effect that such changes may have on us. Any changes in FDA regulations or policies may make ANDA approvals more difficult and, thus, may have a material adverse effect on our business.

         Patent certification requirements for bioequivalent controlled-release drugs could also result in significant delays in obtaining FDA approval if patent infringement litigation is initiated by the holder or holders of the brand name patents. Delays in obtaining FDA approval of ANDAs and certain NDAs can also result from a marketing exclusivity period and/or an extension of patent terms. If some of our drugs do not qualify for ANDA procedures, as will be the case with certain of our controlled-release formulations, the FDA approval process may require time consuming and expensive clinical studies and NDA filings.

         The FDA also regulates the development, manufacture, distribution, labeling and promotion of prescription drugs. It requires that certain records be kept and reports be made, mandates registration of drug manufacturers and their products and has the authority to inspect manufacturing facilities for compliance with cGMP standards. As a distributor of bioequivalent pharmaceuticals manufactured by third parties, we are subject to state licensure and other requirements pertaining to the wholesale distribution of prescription drugs. We could be materially adversely affected by any failure to comply with licensing and other requirements. Other requirements exist for controlled drugs, such as narcotics, which are regulated by the Drug Enforcement Administration or DEA.

         Finally, the FDA has the authority to withdraw approvals of previously approved drugs for cause, to request recalls of products, to debar companies and individuals from future regulatory submissions and, through action in court, to seize products, institute criminal prosecution or close manufacturing plants in response to violations. The DEA has similar authority. We could be materially adversely affected by any such FDA or DEA actions.

PRODUCT LIABILITY INSURANCE

         The design, development and manufacture of our products or the products we distribute involve a risk of product liability claims. We have obtained product liability insurance that covers substantially all products marketed by our drug distribution operations, in bioequivalence and other studies for our controlled-release product candidates and for the products we intend to commercialize. We believe that our product liability insurance is adequate for our current operations, but may seek to increase our coverage prior to the commercial introduction of our product candidates. We cannot give assurance that the coverage limits of our insurance will be sufficient to cover potential claims. Product liability insurance is expensive and difficult to obtain and may not be available in the future on acceptable terms or in sufficient amounts, if available at all. We could be harmed by a successful claim against us in excess of our insurance coverage.

PERSONNEL

         As of December 31, 1999, we had 725 employees, of whom 25 were involved in corporate administration, 384 were involved in our distribution operations and 83 were involved in software development and administration. The remaining 233 employees were involved in research, pharmaceutical development and manufacturing, including over 40 scientists, many of whom hold Ph.D., masters or medical degrees.

B)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         See Note 17 to the Consolidated Financial Statements included in Item 8 herein.

ITEM 2.  PROPERTIES

         We lease approximately 97,000 square feet in a facility in Fort Lauderdale, Florida, which houses a portion of our executive offices, warehousing and shipping facilities, a laboratory and pilot manufacturing plant and a commercial-scale manufacturing facility. The buildings are occupied pursuant to leases expiring May 31, 2003 at a current total annual rent of approximately $800,000. Each of the leases affords us five five-year renewal options, and requires us to pay certain increases in common area costs.

         We purchased a 15-acre tract of land in Fort Lauderdale adjacent to our existing facilities. On this parcel, we are building approximately 160,000 square feet of office, warehouse and manufacturing space sufficient to expand those portions of the existing square foot facility which are being used for purposes other than research, product development and manufacturing. We expect to occupy this facility in mid-2000.

         In April 1999, we entered into a one-year lease for an additional 18,000 square feet of warehouse space, at an annual rent of approximately $200,000. We intend to renew this lease for an additional year, as the Company intends to continue to use this facility until our new building has been completed and is available for its intended use.

         We lease a 152,000 square foot facility in Weston, Florida, for our distribution operations and a portion of our executive offices. This lease has a ten year term expiring in 2009, with two five year renewal options, at an initial annual rental of approximately $1.4 million.

         We occupy a 2,900 square foot facility in Hackensack, New Jersey, for our clinical development operations, pursuant to a five year lease expiring August 2003 at an initial annual rental of approximately $70,000.

         We lease a 56,000 square foot facility in Somerset, New Jersey for the research and development of certain specialty and niche bioequivalent pharmaceuticals, pursuant to a five year lease expiring in March 2005, with two five year renewal options, at an initial annual rental of approximately $310,000.

         Cybear currently leases 21,600 square feet in Boca Raton, Florida housing its corporate headquarters and network systems. The lease provides for annual rent of $271,000, excluding taxes, insurance, utilities and common area maintenance charges. In September 1999, we amended our lease to expand the leased premises by 16,000 square feet starting April 1, 2000. This will increase the annual base rent to $490,000 excluding taxes, insurance, utilities and common area maintenance charges starting on April 1, 2000. In addition, the lease term was extended to March 31, 2007.

         In connection with the Valmed transaction, we acquired a 11,000 square foot facility in Grand Island, New York for distribution operations.

ITEM 3.  LEGAL PROCEEDINGS

         See "Item 1. Business - Patents and Proprietary Rights" expires December 2006 with respect to certain patent litigation matters.

         In addition to the previously described litigation, commencing in August 1998, putative class and individual actions have been filed against Andrx in Alabama, California, Florida, Illinois, Kansas, Michigan, Minnesota, New York, Tennessee, Wisconsin, North Carolina and the District of Columbia. Similar class actions have been commenced in Federal Court. The actions pending in federal court have been consolidated for multi-district litigation purposes in the U.S. District Court for the Eastern District of Michigan. In all of these suits Aventis has been named as a co-defendant. The complaint in each action alleges that Andrx and Aventis, by way of the Cardizem stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis and Andrx a near monopoly in the U.S. market for Cardizem CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enabled Aventis to perpetuate its ability to fix the price of Cardizem CD at an artificially high price, free from bioequivalent competition, with the result that direct purchasers such as pharmacies, as well as indirect purchasers such as medical patients who have been issued prescriptions for Cardizem CD are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. Andrx Pharmaceuticals believes that these actions have no merit and intends to mount a vigorous defense against each action.

         In October 1998, we became aware that an investigation by the FTC's staff was being conducted to determine whether Aventis, Andrx or any other persons have engaged in unfair methods of competition. We cooperated fully with the FTC's investigation, which relates to the Cardizem stipulation. In March 2000, the Federal Trade Commission commenced an administrative proceeding against Aventis and Andrx concerning the Cardizem stipulation claiming it has reason to believe that the stipulation had or may have had the capacity or the potential to be anticompetitive. The Commission stated it is not seeking any fines, penalties, disgorgement or any other monetary remedy in the proceeding. Contrary to the FTC's position, Andrx believes that the Cardizem stipulation was pro-competitive and benefited consumers and intends vigorously to defend its position before the administrative law judge.

         In January 1999, Andrx and our bioequivalent pharmaceutical distribution subsidiary, Anda, Inc., a Florida corporation, were served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine by the Company and its usage as a diet drug when taken in combination with fenfluramine, commonly known as "phen-fen". The substance of the third party complaints is that the defendants are without fault with respect to the claims in those actions but, if they are found liable on any of those claims, then allegedly having obtained one or more of the drugs from Anda, they are entitled to indemnification in an amount to pay and discharge any judgment entered against them in the putative class action together with costs, expenses and attorney fees. We and Anda have never sold fenfluramine and believe that these claims are without merit.

         In November 1999, another phen-fen diet lawsuit was filed against Anda in the Superior Court of New Jersey by a husband, who claims to have obtained or purchased, either directly or indirectly, from Anda and others, and thereafter ingested, phentermine, dexfenfluramine and fenfluramine, causing serious medical consequences, all to his financial detriment, and by his wife, who, on behalf of herself and her two children, claims monetary damages arising from emotional distress to herself and her children, loss of spousal/paternal companionship and expenditure of money, time and care for her husband required by her husband's alleged injuries which are permanent and continuous in nature. Anda has never sold dexfenfluramine or fenfluramine and believes that these claims, including any based solely on the use of phentermine, have no merit.

         Other than the patent litigation matters and the above described litigation, we are not party to a legal proceeding wherein an adverse outcome would have a material adverse effect on our results of operations, financial condition or business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of Andrx's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(A)      MARKET INFORMATION

         Andrx's common stock has been listed for trading on the Nasdaq National Market under the symbol "ADRX" since June 14, 1996. The following table sets forth, for the calendar quarters indicated, the range of high and low sale prices per share of common stock as reported by the Nasdaq National Market. All prices have been adjusted for a 2-for-1 stock split in the form of a stock dividend effective May 1999. All prices have not been adjusted for the February 2000, two-for-one stock split in the form of a stock dividend to shareholders of record at the close of business on March 15, 2000, to be distributed on or about April 3, 2000.

                                                HIGH           LOW
                                                ----           ---
         1998
         ----
         First Quarter                        $ 19.13       $ 12.25
         Second Quarter                         21.32         14.07
         Third Quarter                          21.50         12.94
         Fourth Quarter                         25.85         12.32

         1999
         ----
         First Quarter                        $ 46.25       $ 22.25
         Second Quarter                         78.00         30.81
         Third Quarter                          78.00         57.13
         Fourth Quarter                         58.00         38.50


(B)      HOLDERS

         As of March 1, 2000, there were approximately 200 holders of record of Andrx common stock. Andrx believes the number of beneficial owners of its common stock is in excess of 6,500.

(C)      DIVIDENDS

         Andrx has not paid cash dividends on its common stock and does not intend to pay cash dividends for the foreseeable future. Andrx intends to retain earnings, if any, to finance the development and expansion of its business. Payment of cash dividends in the future will depend, among other things, upon Andrx's ability to generate earnings, its need for capital and its overall financial condition.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to, and should be read in conjunction with, the Andrx's Consolidated Financial Statements and related notes thereto included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                           YEARS ENDED DECEMBER 31,
                                                            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
                                             ------------------------------------------------------------------------
STATEMENT OF INCOME DATA*                        1999            1998          1997           1996           1995
                                             ------------   ------------   ------------   ------------   ------------
Revenues
  Distributed products                       $    262,402   $    215,903   $    146,237   $     86,721   $     50,468
  Manufactured products                           134,796         11,472          3,324             --             --
  Stipulation fees                                 70,733         19,130             --             --             --
  Licensing and other                               8,059            552            137             50            165
                                             ------------   ------------   ------------   ------------   ------------
Total revenues                                    475,990        247,057        149,698         86,771         50,633
                                             ------------   ------------   ------------   ------------   ------------
Operating expenses
  Cost of goods sold                              235,346        188,226        126,802         72,400         41,781
   Selling, general and administrative             55,266         30,646         18,934         13,778          9,847
   Research and development                        25,327         15,906          9,569          3,055          2,055
   Equity in losses of joint venture                  370            931          1,682          2,011          1,840
   Cybear, Inc. Internet operating expenses        14,744          4,090          1,473             --             --
                                             ------------   ------------   ------------   ------------   ------------
Total operating expenses                          331,053        239,799        158,460         91,244         55,523
                                             ------------   ------------   ------------   ------------   ------------
Income (loss) from operations                     144,937          7,258         (8,762)        (4,473)        (4,890)
Other income (expense)
  Minority interest                                 1,937             85             31             --             --
  Gain on sale of Cybear, Inc. shares                 643            700             --             --             --
  Interest income                                   3,603          1,064          1,585          1,210            339
  Interest expense                                 (1,661)          (380)          (490)          (765)          (636)
                                             ------------   ------------   ------------   ------------   ------------
Income (loss) before income taxes                 149,459          8,727         (7,636)        (4,028)        (5,187)
Income taxes                                       55,405            333             --             --             --
                                             ------------   ------------   ------------   ------------   ------------
Net income (loss)                            $     94,054   $      8,394   $     (7,636)  $     (4,028)  $     (5,187)
                                             ============   ============   ============   ============   ============
Basic net income (loss) per share            $       3.03   $       0.28   $      (0.27)  $      (0.17)  $      (0.27)
                                             ============   ============   ============   ============   ============
Diluted net income (loss) per share          $       2.90   $       0.26   $      (0.27)  $      (0.17)  $      (0.27)
                                             ============   ============   ============   ============   ============
Basic weighted average shares of common
       stock outstanding                       30,989,900     30,045,400     28,426,200     24,296,000     18,893,600
                                             ============   ============   ============   ============   ============
Diluted weighted average shares of common
       stock outstanding                       32,476,600     31,853,400     28,426,200     24,296,000     18,893,600
                                             ============   ============   ============   ============   ============

     * Certain prior years amounts have been reclassified to conform with the current year presentation and have been restated for the Company's May 17, 1999 two-for-one stock split effected in the form of a 100% stock dividend.

                                                                 DECEMBER 31,
                                                                (IN THOUSANDS)
                                           --------------------------------------------------------
                                             1999        1998        1997        1996        1995
                                           ---------  ---------   ---------   ---------   ---------
BALANCE SHEET DATA
  Cash, cash equivalents and
    investments  available-for-sale        $ 123,418  $  23,092   $  25,543   $  30,320   $  13,841
  Working capital                            180,863     51,345      45,144      32,963      14,402
  Total assets                               357,954    121,198      90,845      66,538      36,010
  Short-term borrowings                       20,226      4,107         546       6,563       6,101
  Retained earnings (accumulated deficit)     80,303    (13,751)    (22,145)    (14,509)    (10,481)
  Total shareholders' equity                 220,972     72,583      60,861      42,762      18,325

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

INTRODUCTION

         Andrx was organized in August 1992, and commenced marketing and distributing bioequivalent pharmaceuticals manufactured by third parties. In February 1993, Andrx began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, Andrx commenced its efforts to develop brand name controlled-released products and an Internet based software application for healthcare providers. Through October 9, 1997, Andrx's distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of Andrx's ANDA for its bioequivalent version of Dilacor XR, Andrx's first manufactured product, which it immediately launched as Diltia XT(TM).

         In September 1997, Andrx entered into a stipulation agreement in partial settlement with Aventis of the patent infringement litigation involving Cardizem CD. The stipulation reduced the risks that both parties faced as the case was litigated to its conclusion. We agreed to maintain the status quo in connection with the marketing of our product and to dismiss certain claims against Aventis. Aventis agreed to compensate us for our lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the litigation and to grant us a license for their patents under certain conditions, including if we ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to us, beginning upon our receipt of final FDA approval for its bioequivalent version of Cardizem CD and continuing until the litigation was resolved or certain other events occured. In July 1998, the FDA granted final marketing approval for our ANDA for a bioequivalent version of Cardizem CD. In June 1999, the litigation concerning Cardizem CD was resolved and on June 23, 1999, we launched our reformulated bioequivalent version of Cardizem CD, Cartia XT which enjoyed a 180-day period of marketing exclusivity through December 19, 1999. Accordingly, for the years ended December 31, 1999 and 1998, Andrx received a total $70.7 million and $19.1 million, respectively, in interim and final stipulation fees.

         We are a 50% partner in ANCIRC, a joint venture with Watson, for the development of up to eight controlled-release pharmaceutical products. Capital contributions to, distributions from, and net income or losses generated by ANCIRC are allocated equally between us and Watson. In September 1997, upon FDA approval, ANCIRC launched its first product, a bioequivalent version of Trental. On March 24, 1999 the FDA approved the ANDA for a second ANCIRC product, a bioequivalent version of Oruvail, which was launched in April 1999. ANCIRC halted the production and sale of ANCIRC's bioequivalent version of Oruvail in June 1999 and is currently not producing or selling this product. ANCIRC suspended the production of generic Oruvail as a result of two factors: (i) while the product sold by ANCIRC met FDA standards, the manufacturing process in some instances did not yield a product which met internal quality standards, whereby product rejection rates (due to dissolution failures) was higher than we would tolerate and the risk of product stability failures for some batches was higher than we would tolerate, and (ii) with multiple competitors for this product, the market opportunity for future sales did not warrant the risk of continued sales in the short term. We expect to resume production and sale of ANCIRC's bioequivalent version of Oruvail in 2000. This suspension did not have a material effect on our consoldiated results of operations.

         In June 1999, we entered into an agreement with Geneva Pharmaceuticals, Inc. a member of the Novartis Group, for the sale and marketing of specified products. Geneva will fund controlled-release dosage forms of existing products that we are developing for submission as NDAs. We granted marketing rights to Geneva in specified territories for certain products including one of our NDA products for the United States. Upon approval by the FDA or other regulatory agencies, we will receive royalties from the sale of such product. We have also committed to continuing to sell Geneva's bioequivalent products through Anda. We are party to other development and licensing agreements with other pharmaceutical companies for additional controlled-release products.

         In 1997, we formed Cybear, our information technology subsidiary, which uses the Internet to improve the efficiency of administrative and communications tasks for the various participants in the healthcare industry. In June 1999, Cybear completed a public offering of its common shares at $16.00 per share, thereby reducing our ownership in Cybear below 80%.

         Cybear is an Internet Service Provider, or ISP, and Application Services Provider, or ASP, for the healthcare industry. Cybear uses or intends to use its own secure private network to provide access to the Internet's e-mail and productivity applications. These are available on a transaction or subscription basis to physicians, physician organizations, pharmacies and hospitals.

         In March 1999, Cybear introduced its first product, dr.cybear, a physician-oriented healthcare Internet gateway site or portal that provides a combination of Internet access, healthcare content, software applications to increase user productivity, and entry into a comprehensive private communications network. Cybear markets dr.cybear to physicians and numerous physician organizations throughout the United States.

         In September 1999, we entered into an arrangement with Cybear pursuant to which prescription vaccines and injectables and other items distributed by Anda can be ordered through Cybear's physician practice portal.

         CYBEAR TRACKING STOCK RECAPITALIZATION PLAN

         In December 1999, Andrx announced a corporate recapitalization plan which, among other things, would give Andrx shareholders the ability to distinguish, among other things, their investments in Andrx and Cybear. In March 2000, Andrx and Cybear entered into a definitive agreement with respect to this corporate recapitalization. This plan, which was recommended to the Cybear Board of Directors by a special committee and approved by the boards of both Cybear and Andrx, will create a new class of Andrx common stock, Cybear Group Common, to separately track the performance of Cybear. The plan will be submitted for approval to the shareholders of Andrx and Cybear during 2000.

         Pursuant to an Agreement and Plan of Merger and Reorganization, we will acquire all of the publicly traded shares of common stock of Cybear in a tax-free "roll-up" merger. Cybear's public shareholders currently own approximately 5.4 million shares (assuming the exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire 525,000 shares of Cybear common stock currently owned by Andrx), or 30.5%, of the common shares of Cybear, and those shareholders will receive one share of Cybear Group Common for every Cybear share they currently own. In the recapitalization, the number of Cybear shares held by Andrx will be reduced from
12.4 million shares to 10.3 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear will own approximately 34.5% of the Cybear Group Common following the closing of the transaction. Pursuant to the recapitalization, each Andrx common share will be converted into (i) one share of Andrx common stock representing the common equity interests in Andrx other than its ownership of Cybear, or Andrx Group Common, and (ii) approximately
 .1622 shares of Cybear Group Common, after giving effect to Andrx' pending two-for-one stock split (in the form of a stock dividend) approved on February 29, 2000. Upon completion of the recapitalization, (i) Cybear will be a wholly owned subsidiary of Andrx with 100% of its value publicly traded in the form of Cybear Group Common; (ii) current Cybear public shareholders will own approximately 34.5% of the Cybear Group Common; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common and approximately 65.5% of the Cybear Group Common.

         The recapitalization is intended to (i) reestablish certain tax consolidation advantages for Andrx; (ii) separate the operating losses of Cybear from the operating results of Andrx for financial reporting purposes; (iii) improve liquidity for the publicly traded equity of Cybear; (iv) provide Cybear with a more viable currency for potential strategic acquisitions; and (v) preserve financial flexibility for Andrx management to maximize the long-term growth of shareholder value.

         Consummation of the transaction is subject to various conditions, including approval by shareholders of Andrx and Cybear. In addition to shareholder approval, the transaction will be subject to various federal and state regulatory approvals and accordingly, no assurance can be given that this transaction will be consummated. Andrx and Cybear will file a joint proxy statement and a registration statement with respect to the transaction.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

         For 1999, we reported net income of $94.1 million or $2.90 per diluted weighted average share of common stock outstanding, as compared to net income of $8.4 million or $0.26 per diluted weighted average share of common stock outstanding for 1998. The significant increase in net income was a result of the settlement of the litigation with Aventis and on June 23, 1999 the commencement of the sale of our bioequivalent version of Cardizem CD, Cartia XT, which enjoyed a 180 day period of marketing exclusivity through December 19, 1999. The increase in profitability occurred while we continued to increase our investment spending in both research and development and Cybear Internet operating expenses.

         Total revenues increased by 92.7% to $476.0 million for 1999, as compared to $247.1 million for 1998.

         Sales from distributed products were $262.4 million for 1999, an increase of $46.5 million or 21.5%, as compared to $215.9 million for 1998. The increase in sales from distributed products reflects an increase in sales to customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products were $134.8 million for 1999, as compared to $11.5 million in 1998. Sales from manufactured products include sales of Diltia XT, our bioequivalent version of Dilacor XR(R), and commencing June 23, 1999, Cartia XT.

         Pursuant to the stipulation with Aventis, we received a total of $70.7 million in interim and final fees in 1999, as compared to $19.1 million in interim fees in 1998.

         Licensing and other revenues were $8.1 million in 1999, as compared to $552,000 in 1998 primarily from our domestic and international licensing arrangements. These revenues in 1999 were primarily generated from our June 1999 agreement with Geneva.

         Gross profits from sales of distributed and manufactured products were $161.9 million or a gross margin of 40.7% in 1999, as compared to $39.1 million or a gross margin of 17.2% in 1998. The increase in gross profit and gross margin was primarily the result of an increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $55.3 million or 11.6% of total revenues for 1999, as compared to $30.6 million or 12.4% of total revenues for 1998. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and manufactured products, including legal costs related to patent infringement claims associated with our ANDA filings and also includes a royalty to our Co-Chairman and Chief Scientific Officer related to sales of Cartia XT in 1999 and the Aventis stipulation fees in 1999 and 1998.

         Research and development expenses were $25.3 million in 1999, as compared to $15.9 million in 1998. The increase in research and development expenses of $9.4 million or 59.2% reflects the progress and expansion of our development activities in our ANDA bioequivalent and NDA brand name programs.

         Our equity in losses of ANCIRC was $370,000 in 1999, as compared to $931,000 in 1998. During 1999, sales of ANCIRC products generated $3.3 million in product sales and $1.2 million in gross profit as compared to $724,000 and $360,000, respectively, in 1998. In 1999 ANCIRC incurred $2.0 million in research and development expenses, as compared to $2.2 million in 1998.

         In 1999, we incurred $14.7 million of Cybear Internet operating expenses, as compared to $4.1 million in 1998. The increase in Cybear Internet operating expenses primarily relates to the progress in the development of Cybear's Internet based software applications for healthcare providers and the establishment of the related administrative infrastructure.

         Minority interest was $1.9 million in 1999, as compared to $85,000 in 1998. The increase in minority interest was a result of the increase in minority ownership of Cybear, primarily from Cybear's June 1999 public offering and the issuance of Cybear common shares in the acquisition of Telegraph Consulting Corporation. In addition, Cybear's net loss increased to $10.8 million in 1999 from $2.5 million in 1998. As of Decmber 31, 1999, Andrx owned 73% of Cybear.

         In 1999, we recognized a gain on the sale of Cybear's common stock of $643,000, as compared to $700,000 in 1998. Such sales were pursuant to existing subscription and warrant agreements with Cybear's Chairman and its Chief Executive Officer which were issued at the then current price of $3.00 per share.

         Interest income was $3.6 million in 1999, as compared to $1.1 million in 1998. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during 1999, as compared to 1998. The increase was primarily the result of the net cash provided by operating activities and the net proceeds of $50.8 million received from Cybear's June 1999 public offering.

         Interest expense increased to $1.7 million in 1999, as compared to $380,000 in 1998. The increase in interest expense was primarily the result of a higher average level of borrowings under our Anda distribution subsidiarary's bank loan during 1999, as compared to 1998. The borrowings are primarily utilized to fund our distribution operations.

         For 1998, we recorded Federal and State Income taxes of $55.4 million or 37% of Income before income taxes. We were not required to provide for income taxes at the 39% effective Federal and state statutory rate due to the effect of the utilization of our net operating loss carry forwards, offset by our inability to utilize Cybear's losses after June 23, 1999, as our ownership in Cybear was reduced below 80%. Accordingly, 1999 Net income includes the reversal of a net tax valuation of $4.0 million. Our 1998 income tax provision of $333,000 resulted from Federal alternative minimum income taxes. Andrx' 1998 regular income tax provision of $2.1 million was fully offset by the reversal of a corresponding amount of valuation allowance against its net deferred income tax assets.

         The diluted weighted average shares of common stock outstanding was
32.5 million in 1999, as compared to 31.9 million for 1998. Such increase resulted primarily from the exercises of stock options and warrants during 1999.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

         For 1998, we reported net income of $8.4 million or $0.26 per diluted weighted average share of common stock outstanding, as compared to a net loss of $7.6 million or $0.27 per diluted weighted average share of common stock outstanding for 1997. We became profitable in 1998 for the first time. This profitability primarily resulted from interim stipulation fees generated by us pursuant to the Aventis stipulation, the continued growth in profitability of our distribution operation and a full year of profits realized from the sale of our first manufactured product, Diltia XT. We recorded profitability in 1998 while we continued to increase investment spending in both research and development and Cybear Internet operating expenses.

         Total revenues increased by 65.0% to $247.1 million for 1998, as compared to $149.7 million for 1997.

         Sales from distributed products were $215.9 million for 1998, an increase of $69.7 million or 47.6%, as compared to $146.2 million for 1997.

         Sales from manufactured products were $11.5 million for 1998, as compared to $3.3 million in 1997. We launched our first manufactured product, a bioequivalent version of Dilacor XR, in October 1997.

         Following the FDA's final approval of our ANDA for Cardizem CD on July 9, 1998, Andrx received a total of $19.1 million pursuant to the stipulation.

         Licensing and other revenues of $552,000 were generated in 1998, as compared to $137,000 in 1997 from our domestic and international licensing arrangements.

         Gross profits from sales of distributed and manufactured products were $39.1 million or 17.2% in 1998, as compared to $22.8 million or a gross margin 15.2% in 1997. The increase in gross profit and gross margin was primarily the result of an increase in sales of manufactured products within the mix.

         Selling, general and administrative expenses were $30.6 million or 12.4% of total revenues for 1998, as compared to $18.9 million or 12.6% of total revenues for 1997. The increase in selling, general and administrative expenses was primarily due to an increase in the activities necessary to support the increase in sales of both distributed and manufactured products including legal costs related to patent infringement claims associated with our ANDA filings, and also includes a royalty to our Co-Chairman and Chief Scientific Officer related to the Aventis stipulation fees.

         Research and development expenses were $15.9 million in 1998, as compared to $9.6 million in 1997. The increase in research and development expenses of $6.3 million or 66.2% reflects the progress and expansion of our development activities in our bioequivalent and brand programs.

         Our equity in losses of ANCIRC was $931,000 in 1998, as compared to $1.7 million in 1997. During 1998 ANCIRC's product generated $724,000 in product sales and $360,000 in gross profits. There were no ANCIRC product sales in 1997. In 1998, ANCIRC incurred $2.2 million in research and development expenses, as compared to $3.4 million in 1997.

         In 1998, we incurred $4.1 million of Cybear Internet operating expense, as compared to $1.5 million in 1997. The increase in Cybear Internet operating expenses primarily relates to the progress in the development of Cybear's Internet-based software applications for healthcare providers and the establishment of the related administrative infrastructure.

         Minority interest in Cybear's net losses was $85,000 in 1998, as compared to $31,000 in 1997. The increase in minority interest was a result of the increase in minority ownership of Cybear, as well as an increase in Cybear's net losses, which increased from $1.6 million in 1997 to $2.5 million in 1998.

         In 1998, we recognized a gain of $700,000 on the sale of Cybear common stock to Cybear's Chairman, pursuant to an existing subscription agreement. This sale was at the then current market price of $3.00 per share.

         Interest income was $1.1 million in 1998, as compared to $1.6 million in 1997. The decrease in interest income is the result of the lower average level of cash, cash equivalents and investments available-for-sale maintained during 1998, as compared to 1997.

         Interest expense decreased to $380,000 in 1998 from $490,000 in 1997. The decrease in interest expense was primarily the result of a lower average level of borrowings under Andrx' bank loan during 1998, as compared to 1997.

         For 1998, our income tax provision of $333,000 resulted from Federal alternative minimum income taxes. Our 1998 regular income tax provision was fully offset by the reversal of a corresponding amount of valuation allowance against its net deferred income tax assets. For 1997, we had no income taxes as our income tax benefit was fully offset by a corresponding increase to our valuation allowance against our net deferred income tax assets.

         The diluted weighted average shares of common stock outstanding was
31.9 million in 1998, as compared to 28.4 million for 1997. Such increase resulted primarily from the inclusion of stock equivalents in profitable 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, we had $123.4 million in cash, cash equivalents and investments available-for-sale of which $38.0 million relates to Cybear, and $180.9 million of consolidated working capital.

         Net cash provided by operating activities was $39.8 million in 1999, as compared to net cash used in operating activities of $1.6 million in 1998 and $16.6 million for 1997. In 1999, operating activities provided net cash, as compared to net cash used in 1998, primarily due to our generating $94.1 million of net income in 1999, as compared to $8.4 million in 1998. The decrease in net cash used in operating activities in 1998, as compared to 1997 is due to our generating net income of $8.4 million in 1998, as compared to a net loss of $7.6 million in 1997. In 1999, 1998 and 1997, operating activities included increases in accounts receivable, inventories and prepaid and other assets offset by increases in current liabilities. The 1999 increase in accounts receivable relates to the sale of Cartia XT. The increase in inventories in 1999 and 1998 includes purchases of inventories for distribution in anticipation of potential price increases by the generic drug manufacturers.

         Net cash used in investing activities was $108.7 million in 1999, as compared to net cash provided by investing activities of $5.3 million in 1998 and $291,000 in 1997. In 1999, we purchased $85.3 million of investments available for sales, $22.2 million of property, plant and equipment and Cybear acquired Telegraph for $1.2 million. The 1999 capital expenditures included the construction of the new manufacturing, research and development and corporate facility. Construction of the facility began in 1999 and is anticipated to be completed by the first quarter of 2001. The total capital requirement for this project is approximately $55 million, of which approximately $5.1 million was incurred in 1999. The balance of the 1999 capital expenditures was predominately the result of the procurement of manufacturing equipment. In 1998, $13.2 million of investments available-for-sale matured and we purchased $8.0 million of property, plant and equipment. In 1997, $8.0 million of investments available-for-sale matured and we purchased $7.7 million of property and equipment. In 1998 and 1997, the capital expenditures were primarily for the procurement of manufacturing equipment. The 1998 capital expenditures also included the purchase of approximately 15 acres of land.

         Net cash provided by financing activities was $84.0 million in 1999, as compared to $7.2 million in 1998 and $19.6 million in 1997. Net cash provided by financing activities in 1999 consisted of net borrowings of $16.1 million under our bank loan, $6.7 million in proceeds from the issuance of shares of common stock upon the exercise of warrants and stock options, $9.4 million of income tax benefits relating to the exercise of stock options, net proceeds of $50.8 million from Cybear's June 1999 public offering, $379,000 of other capital transactions of Cybear and $675,000 of proceeds from the sale of shares of Cybear Common Stock. Net cash provided by financing activities in 1998 consisted of net borrowings of $3.6 million under our bank loan, $2.8 million in proceeds from the issuance of shares of common stock upon the exercise of stock options and warrants and $700,000 in proceeds from the gain on the sale of shares of Cybear Common Stock. Net cash provided by financing activities for 1997 consisted of $21.3 million from the issuance of shares of common stock in a 1997 private placement, and $4.1 million in proceeds from the issuance of shares of common stock upon the exercises of warrants and stock options offset by $5.9 million of net repayments on our distribution subsidiary's bank loan.

         We had an outstanding short-term borrowing balance of $20.2 million under this bank loan as of December 31, 1999, as compared to $4.1 million as of December 31, 1998. The increase in short-term borrowing balance relates primarily to the financing of additional inventories for distribution. Borrowings under the bank loan are secured by all of the assets of the distribution operation, and are subject to a borrowing base related to the value of that operation's accounts receivable and inventories. The bank loan agreement requires compliance by us with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary. The bank loan currently provides that total available borrowings are $30.0 million, and gives us the ability to further decrease the interest rate if we maintain certain levels of average outstanding balance. As of December 31, 1999 the interest rate on the bank borrowings was the prime rate, 8.5%.

         We anticipate that our cash requirements will continue to increase, due to construction of our research and development manufacturing and corporate facilities, including the related equipment, expected increases in distribution inventories. For the year ending December 31, 2000, we expect to incur approximately $50 million in research and development related to our bioequivalent and brand development programs. We anticipate that our existing capital resources will be sufficient to enable us to maintain our operations for the foreseeable future.

YEAR 2000 SYSTEMS COSTS

         We undertook various initiatives intended to ensure that our computer equipment and software would function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines and other equipment. Based upon identification and assessment efforts, we believed that certain computer equipment and software currently used would require replacement or modification.

         We obtained replacements or modifications that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, our Year 2000 identification, assessment, remediation and testing efforts, which began in the first quarter 1998, were completed by December 31, 1999, prior to any impact.

         The cost of our Year 2000 identification, assessment, remediation and testing efforts, as well as costs we incurred with respect to Year 2000 issues of third parties, was approximately $1 million and was funded from existing financial resources.

         We are not aware of any difficulties that arose as a result of the Year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

         COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", was issued by the Financial Accounting Standards Board ("FASB") in June 1997. This SFAS requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. We adopted the provisions of SFAS No. 130 in the year ended December 31, 1998, as required.

         SEGMENT REPORTING

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued by the FASB in June 1997. This SFAS establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We adopted the provisions of SFAS No. 131 in the year ended December 31, 1998, as required.

         DERIVATIVES

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at our election, before January 1, 1998).

         SFAS No. 137, "Accounting for Derivative instruments and hedging activities - Deferral of the Effective date of FASB Statement No. 133", amends the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000.

         We expect to adopt SFAS No. 133, as required, and does not expect the effect of adoption to be significant to the consolidated financial statements.

STOCK SPLIT

         On February 29, 2000, our Board of Directors approved a two-for-one stock split in the form of a stock dividend. Such stock split will be for holders of record at the close of business on March 15, 2000, and to be distributed on April 3, 2000. Accordingly, the consolidated financial statements do not reflect the impact of such stock split. The share and per share amounts in the accompanying consolidated financial statements will be retroactively restated for the stock split upon its distribution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ANDRX CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF
   ANDRX CORPORATION AND SUBSIDIARIES:

                                                                   PAGE
                                                                   ----

Report of Independent Certified Public Accountants                  32

Consolidated Balance Sheets
   as of December 31, 1999 and 1998                                 33

Consolidated Statements of Income
   for the years ended December 31, 1999, 1998 and 1997             34

Consolidated Statements of Shareholders' Equity
   for the years ended December 31, 1999, 1998 and 1997             35

Consolidated Statements of Cash Flows
 for the years ended December 31, 1999, 1998 and 1997               36

Notes to Consolidated Financial Statements                          37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Andrx Corporation:

         We have audited the accompanying consolidated balance sheets of Andrx Corporation (a Florida corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Andrx Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
   March 27, 2000.

                       ANDRX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                               DECEMBER 31,
                                                          ---------------------
                                                            1999         1998
                                                          ---------   ---------

ASSETS
Current assets
  Cash and cash equivalents                               $  32,555   $  17,459
  Investments available-for-sale                             90,863       5,633
  Accounts receivable, net of allowances
    of $6,426 in 1999 and $2,529 in 1998                     72,032      33,811
  Inventories                                                78,771      42,337
  Deferred income tax assets, net                            18,442          --
  Prepaid and other current assets                           11,658         720
                                                          ---------   ---------

    Total current assets                                    304,321      99,960

  Property, plant and equipment, net                         38,271      20,429
  Other assets                                               15,362         809
                                                          ---------   ---------
    Total assets                                          $ 357,954   $ 121,198
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                        $  51,863   $  33,616
  Accrued liabilities                                        35,639      10,837
  Bank loan                                                  20,226       4,107
  Income taxes payable                                       15,730          55
                                                          ---------   ---------

    Total current liabilities                               123,458      48,615

Commitments and contingencies (Notes 11, 16 and 19)

Minority interest                                            13,524          --

Shareholders' equity
  Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding                                       --          --
  Common stock; $0.001 par value, 50,000,000
    shares authorized; issued and outstanding 31,486,500
    shares in 1999 and 30,346,800 shares in 1998                 31          30
  Additional paid-in capital                                140,732      86,305
  Retained earnings (accumulated deficit)                    80,303     (13,751)
  Accumulated other comprehensive loss                          (94)         (1)
                                                          ---------   ---------
     Total shareholders' equity                             220,972      72,583
                                                          ---------   ---------
     Total liabilities and shareholders' equity           $ 357,954   $ 121,198
                                                          =========   =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                     YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                               1999            1998           1997
                                            ------------   ------------   ------------
Revenues
  Distributed products                      $    262,402   $    215,903   $    146,237
  Manufactured products                          134,796         11,472          3,324
  Stipulation fees                                70,733         19,130             --
  Licensing and other                              8,059            552            137
                                            ------------   ------------   ------------
Total revenues                                   475,990        247,057        149,698
                                            ------------   ------------   ------------
Operating expenses
  Cost of goods sold                             235,346        188,226        126,802
  Selling, general and administrative             55,266         30,646         18,934
  Research and development                        25,327         15,906          9,569
  Equity in losses of joint venture                  370            931          1,682
  Cybear, Inc. Internet operating expenses        14,744          4,090          1,473
                                            ------------   ------------   ------------
Total operating expenses                         331,053        239,799        158,460
                                            ------------   ------------   ------------

Income (loss) from operations                    144,937          7,258         (8,762)
Other income (expense)
  Minority interest                                1,937             85             31
  Gain on sale of Cybear, Inc. shares                643            700             --
  Interest income                                  3,603          1,064          1,585
  Interest expense                                (1,661)          (380)          (490)
                                            ------------   ------------   ------------
Income (loss) before income taxes                149,459          8,727         (7,636)
Income taxes                                      55,405            333             --
                                            ------------   ------------   ------------
Net income (loss)                           $     94,054   $      8,394   $     (7,636)
                                            ============   ============   ============
Basic net income (loss) per share           $       3.03   $       0.28   $      (0.27)
                                            ============   ============   ============
Diluted net income (loss) per share         $       2.90   $       0.26   $      (0.27)
                                            ============   ============   ============
Basic weighted average shares of
  common stock outstanding                    30,989,900     30,045,400     28,426,200
                                            ============   ============   ============
Diluted weighted average shares of
  common stock outstanding                    32,476,600     31,853,400     28,426,200
                                            ============   ============   ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (in thousands, except for share amounts)

                                              STOCK
                            ------------------------------------------
                               CONVERTIBLE                                                 RETAINED     ACCUMULATED
                                PREFERRED                 COMMON           ADDITIONAL      EARNINGS       OTHER
                            -------------------     ------------------      PAID-IN      (ACCUMULATED  COMPREHENSIVE  COMPREHENSIVE
                            SHARES     AMOUNT       SHARES      AMOUNT      CAPITAL        DEFICIT)     INCOME (LOSS)  INCOME (LOSS)
                            ------     ------       ------      ------     ----------    ------------  -------------  -------------
Balance, December 31, 1996      --     $   --   26,835,000      $   27     $   57,239    $    (14,509) $           5
Shares of common stock
  issued in connection
  with private placements       --         --    1,760,000           2         21,341              --             --
Shares of common stock
  issued in connection
  with exercises of
  warrants and
  stock options                 --         --    1,118,400           1          4,134              --             --
Options granted to
  consultants                   --         --           --          --            225              --             --
Unrealized gain
  on investments
  available-for-sale            --         --           --          --             --              --             32  $          32
Net loss                        --         --           --          --             --          (7,636)            --         (7,636)
                                                                                                                      -------------
Comprehensive loss                                                                                                    $      (7,604)
                            ------     ------   ----------      ------     ----------    ------------  -------------  =============
Balance, December 31, 1997      --         --   29,713,400          30         82,939         (22,145)            37
Shares of common stock
  issued in connection
  with exercises of
  warrants and
  stock options                 --         --      633,400          --          2,836              --             --
Income tax benefits
  related to exercises
  of stock options              --         --           --          --             67              --             --
Options granted
  to consultants                --         --           --          --            433              --             --
Capital transactions
  of Cybear, Inc.               --         --           --          --             30              --             --
Unrealized loss
  on investments
  available-for-sale            --         --           --          --             --              --            (38) $         (38)
Net income                      --         --           --          --             --           8,394             --          8,394
                                                                                                                      -------------
Comprehensive income                                                                                                  $       8,356
                            ------     ------   ----------      ------     ----------    ------------  -------------  =============
Balance, December 31, 1998      --         --   30,346,800          30         86,305         (13,751)            (1)
Shares of common stock
  issued in connection with
  exercises of warrants and
  stock options                 --         --    1,139,700           1          6,682              --             --
Income tax benefits
  related to exercises of
  stock options                 --         --           --          --          9,368              --             --
Options granted
  to consultants                --         --           --          --             10              --             --
Capital transactions
  of Cybear, Inc.               --         --           --          --         38,367              --             --
Unrealized loss
  on investments
  available-for-sale,
  net of income
  tax benefit of $13            --         --           --          --             --              --            (93) $         (93)
Net income                      --         --           --          --             --          94,054             --         94,054
                                                                                                                      -------------
Comprehensive income                                                                                                  $      93,961
                            ------     ------   ----------      ------     ----------    ------------  -------------  =============
Balance, December 31, 1999      --     $   --   31,486,500      $   31     $  140,732    $     80,303  $         (94)
                            ======     ======   ==========      ======     ==========    ============  =============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   1999         1998        1997
                                                                 ---------   ---------   ---------
Cash flows from operating activities
  Net income (loss)                                              $  94,054   $   8,394   $  (7,636)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                    4,516       2,960       2,036
    Provision for doubtful accounts                                  3,897         940         619
    Options granted to consultants                                      10         433         225
    Minority interest                                               (1,937)        (85)        (31)
    Gain on sale of Cybear, Inc. shares                               (643)       (700)         --
    Deferred income tax benefit                                    (18,442)         --          --
    Equity in losses of joint venture                                  370         931       1,682
    Changes in operating assets and liabilities:
      Accounts receivable                                          (42,062)    (12,119)     (9,749)
      Inventories                                                  (36,434)    (16,436)    (13,661)
      Prepaid and other assets                                     (22,042)     (1,094)     (2,296)
      Accounts payable and accrued liabilities                      42,869      15,092      12,162
      Income taxes payable                                          15,675          55          --
                                                                 ---------   ---------   ---------
      Net cash provided by (used in) operating activities           39,831      (1,629)    (16,649)
                                                                 ---------   ---------   ---------
Cash flows from investing activities
  Purchases of property, plant and equipment                       (22,233)     (7,986)     (7,715)
  Maturities (purchases) of investments available-for-sale, net    (85,323)     13,247       8,006
  Acquisition of Telegraph Consulting Corporation                   (1,181)         --          --
                                                                 ---------   ---------   ---------
      Net cash provided by (used in) investing activities         (108,737)      5,261         291
                                                                 ---------   ---------   ---------
Cash flows from financing activities
  Proceeds from the issuance of shares of common stock
    and exercises of warrants and stock options                      6,683       2,836       4,135
  Proceeds from the issuance of shares of common stock in
    connection with a 1997 private placement                            --          --      21,343
  Income tax benefits related to exercises of stock options          9,368          67          --
  Net borrowings (repayments) under bank loan                       16,119       3,569      (5,923)
  Net proceeds from Cybear, Inc.'s public share offering            50,778          --          --
  Other capital transactions of Cybear, Inc.                           379          30          --
  Proceeds from sale of Cybear, Inc. shares                            675         700          --
                                                                 ---------   ---------   ---------
      Net cash provided by financing activities                     84,002       7,202      19,555
                                                                 ---------   ---------   ---------
Net increase in cash and cash equivalents                           15,096      10,834       3,197
Cash and cash equivalents, beginning of year                        17,459       6,625       3,428
                                                                 ---------   ---------   ---------
Cash and cash equivalents, end of year                           $  32,555   $  17,459   $   6,625
                                                                 =========   =========   =========
Supplemental disclosure of cash paid during the year for:
      Interest                                                   $   1,661   $     380   $     490
                                                                 =========   =========   =========
      Income taxes                                               $  48,790   $     210   $      --
                                                                 =========   =========   =========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)


(1)      GENERAL

         Andrx Corporation and subsidiaries ("Andrx" or the "Company") was organized in August 1992 and commenced marketing and distributing generic pharmaceutical products manufactured by third parties. In February 1993, the Company began to engage in the development of bioequivalent controlled-release pharmaceutical products utilizing its proprietary drug delivery technologies. During 1996, the Company commenced its efforts to develop brand name controlled-release products and an Internet based software application for healthcare providers. Through October 9, 1997, the Company's distribution operations had generated substantially all of its revenues. On October 10, 1997, the United States Food and Drug Administration ("FDA") granted final approval of the Company's abbreviated new drug application ("ANDA"), for a bioequivalent version of Dilacor XR(R), the Company's first manufactured product, which it immediately launched as Diltia XT(R).

         In September 1997, Andrx entered into a Stipulation and Agreement (the "Stipulation") with Hoechst Marion Roussel, Inc.(now known as Aventis S.A. "Aventis") and Carderm Capital, L.P. in partial settlement of a patent infringement claim brought against Andrx by Aventis (the "Aventis Litigation") in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate Andrx for its lost profits, stipulated to be $100,000 per year, if Andrx ultimately prevailed in the Aventis Litigation and to grant Andrx a license for its patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10,000 to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem(R) CD and continuing until the Aventis Litigation was resolved or certain other events occured. In July 1998, the FDA granted final marketing approval for the Company's ANDA for a bioequivalent version of Cardizem(R) CD. In June 1999, the Aventis Litigation was resolved and on June 23, 1999, the Company launched its reformulated bioequivalent version of Cardizem(R) CD, Cartia XT(TM), which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

         On November 20, 1998, Cybear, Inc. ("Cybear"), a Florida corporation, the Company's subsidiary engaged in the development of Internet applications designed for the healthcare community, merged with a wholly-owned subsidiary of 1997 Corp., a Delaware corporation, pursuant to a Merger Agreement and Plan of Reorganization dated July 15, 1998. 1997 Corp. was a "blank check" company that had a registration statement on file with the Securities and Exchange Commission to seek a business combination with an operating entity. In June 1999, Cybear completed a public offering of its common shares. As a result of the public offering, exercises of Cybear stock options, other Cybear stock issuances, and sales of shares of Cybear common stock by Andrx, Andrx' ownership in Cybear decreased to approximately 73% as of December 31, 1999.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         CYBEAR TRACKING STOCK RECAPITALIZATION PLAN

         In December 1999, Andrx announced a corporate recapitalization plan which would give Andrx shareholders the ability to distinguish between their investments in Andrx and Cybear. In March 2000, Andrx and Cybear entered into a definitive agreement with respect to this corporate recapitalization. This plan, which was recommended to the Cybear Board of Directors by its Special Committee and approved by the Boards of both Cybear and Andrx, will create a new class of Andrx common stock to separately track the performance of Cybear called "Cybear Group Common". The plan will be submitted for approval to the shareholders of Andrx and Cybear during 2000.

         Pursuant to an Agreement and Plan of Merger and Reorganization (the "Recapitalization"), Andrx will acquire all of the publicly traded shares of common stock of Cybear in a tax-free "roll-up" merger. Cybear's public shareholders currently own approximately 5.4 million shares (assuming the exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire 525,000 shares of Cybear common stock currently owned by Andrx -- see Note 11), or 30.5%, of the common shares of Cybear, and those shareholders will receive one share of Cybear Group Common for every Cybear share they currently own. In the Recapitalization, the number of Cybear shares held by Andrx will be reduced from 12.4 million shares to 10.3 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear will own approximately 34.5% of the Cybear Group Common following the closing of the transaction. Pursuant to the Recapitalization, each Andrx common share will be converted into (i) one share of Andrx Group Common and (ii) approximately .1622 shares of Cybear Group Common, after giving effect to Andrx' pending two-for-one stock split (in the form of a stock dividend) approved on February 29, 2000 (see Note 19). Upon completion of the recapitalization, (i) Cybear will be a wholly-owned subsidiary of Andrx with 100% of its value publicly traded in the form of Cybear Group Common; (ii) current Cybear public shareholders will own approximately 34.5% of the Cybear Group Common; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common and approximately 65.5% of the Cybear Group Common.

         The Recapitalization is intended to (i) reestablish certain tax consolidation advantages for Andrx; (ii) separate the operating losses of Cybear from the operating results of Andrx for financial reporting purposes (iii) improve liquidity for the publicly traded equity of Cybear; (iv) provide Cybear with a more viable currency for potential future strategic acquisitions; and (v) preserve financial flexibility for Andrx management to maximize the long-term growth of shareholder value.

         Consummation of the transaction is subject to various conditions, including approval by shareholders of Andrx and Cybear. In addition to shareholder approval, the transaction will be subject to various federal and state regulatory approvals including the SEC, and, accordingly, no assurance can be given that this transaction will be consummated. Andrx and Cybear will file a preliminary joint proxy statement and a registration statement with respect to the proposed transaction.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)


         RISKS AND UNCERTAINTIES

         Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with a drug delivery company which has only commercialized a few products, has new technologies and limited manufacturing experience, current and potential competitors with significant technical and marketing resources, and dependence on key personnel. The Company is also subject to the risks and uncertainties associated with all drug delivery companies, including changes in the regulatory schemes, difficulty in receiving regulatory approval to market new products, compliance with government regulations and patent infringement and other litigation. Additionally, the Company is subject to risks and uncertainties associated with drug distribution companies, including but not limited to fierce competition and decreasing gross profits. In addition, the Company's Internet based healthcare information technology subsidiary is subject to the risks and uncertainties of an early stage Internet company, including but not limited to limited operating history and substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in product development, ability to gain market acceptance and market share, ability to manage growth, reliance on short-term non-exclusive contracts, ability to obtain content, Internet security risks and uncertainty relating to the evolution of the Internet as a medium for commerce, dependence on third party content providers, dependence on key personnel, ability to protect intellectual property, the possibility that the tracking stock recapitalization will not be completed and the impact of future government regulation.

 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Andrx Corporation and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The most significant estimates made by management include the provision for doubtful accounts receivable, inventory writedowns, discounts and rebates to customers or from vendors, returns, pricing adjustments and other adjustments related to purchases and sales of products, and provisions for litigation (see
Note 16).

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

INVESTMENTS AVAILABLE-FOR-SALE

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, and (iii) available-for-sale securities. The Company classifies its investments as available-for-sale and, accordingly, such investments are carried at market value and any unrealized gain or loss is reported as a separate component of shareholders' equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

INVENTORIES

         Inventories of pharmaceutical products consist primarily of finished goods held for distribution, and raw materials, work in process and finished goods of manufactured products. Inventories are stated at the lower of cost (first-in, first-out) or market. Cost of inventories held for distribution is based on purchase price, net of vendor discounts, rebates and other allowances.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company utilizes the provision of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the carrying value of the asset would be compared to the market value or expected undiscounted future cash flow value.

REVENUE RECOGNITION

         Sales of distributed and manufactured products and the related cost of goods sold are recognized at the time a product is shipped. Provisions for discounts, rebates, returns, pricing adjustments and other adjustments related to sales to customers are provided in the same period the related sales are recorded.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         The Company has entered into long term supply arrangements with certain customers related to manufactured products. Prepayments by the Company to customers related to such arrangements are capitalized in the Consolidated Balance Sheet as Prepaid and other current assets and Other assets, as appropriate, and, are amortized in the Consolidated Statement of Income against Revenues-Manufactured products over the life of the arrangements, on a straight-line basis, as appropriate. Such assets are periodically assessed for realizability and any adjustments for impairment are made as they become known.

         Stipulation fees and Licensing and other revenue are recognized when earned in accordance with the terms of the underlying agreements (see Notes 8 and 16).

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist of costs related to products being developed internally as well as costs related to products subject to licensing agreements in both the Company's bioequivalent (ANDA) and brand name
(NDA) programs. Research and development costs are expensed as incurred.

         The Company is a 50% partner in ANCIRC Pharmaceuticals, Inc. ("ANCIRC") (see Note 9). In addition to Andrx' 50% ownership in ANCIRC, the Company also provides ANCIRC research and development services to ANCIRC at cost. Accordingly, research and development expenses in the Consolidated Statements of Income exclude costs of research and development services rendered to ANCIRC, as such costs are charged to ANCIRC as incurred.

STOCK-BASED COMPENSATION

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are applied, pro forma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the years ended December 31, 1999, 1998 and 1997, the Company recognized compensation costs under the provisions of APB No. 25, and the Company has provided the expanded disclosure required by SFAS No. 123 (see Note 14).

ISSUANCE OF STOCK BY SUBSIDIARY

         The Company accounts for the issuances of shares of common stock by Cybear as equity transactions within the Consolidated Statements of Stockholders' Equity and excludes the results of such transactions from the Consolidated Statements of Income. The Company does not currently intend to issue shares of common stock of its other subsidiaries.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

INCOME TAXES

         The provisions of SFAS No. 109, "Accounting for Income Taxes", require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of such benefits is "more likely than not" (see Note 10). Under the provisions of SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

EARNINGS (LOSS) PER SHARE

         The Company utilizes the provisions of SFAS No. 128, "Earnings Per Share".

         For the years ended December 31, 1999 and 1998 in which the Company generated net income, the diluted basis considers the weighted average shares of common stock outstanding including common stock equivalents. For the year ended December 31, 1997, the Company generated net losses, accordingly, all common stock equivalents were excluded from the calculation of net loss per diluted share since the effects were anti-dilutive. As such, for the year ended December 31, 1997 diluted net loss per share is based on the weighted average shares of common stock outstanding.

         A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share for the years ended December 31, 1999, 1998, and 1997 is as follows:

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

                                               YEARS ENDED DECEMBER 31,
                                     ------------  ------------  ------------
                                        1999           1998          1997
                                     ------------  ------------  ------------
Basic Earnings (Loss) Per Share

  Net income (loss)                  $     94,054  $      8,394  $     (7,636)
                                     ============  ============  ============
  Basic weighted average shares of
     common stock outstanding          30,989,900    30,045,400    28,426,200
                                     ============  ============  ============
  Basic net income (loss) per share  $       3.03  $       0.28  $      (0.27)
                                     ============  ============  ============

Diluted Earnings (Loss) Per Share

  Net income (loss)                  $     94,054  $      8,394  $     (7,636)
                                     ============  ============  ============
  Weighted average shares of
    common stock outstanding           30,989,900    30,045,400    28,426,200
  Effect of dilutive items:
    Stock options                       1,178,300     1,148,000            --
    Warrants                              308,400       660,000            --
                                     ------------  ------------  ------------
Diluted weighted average shares
  of common stock outstanding          32,476,600    31,853,400    28,426,200
                                     ============  ============  ============
  Net income (loss) per share        $       2.90  $       0.26  $      (0.27)
                                     ============  ============  ============

  Anti-dilutive weighted options           39,200        50,200     1,892,900
                                     ============  ============  ============

         The above anti-dilutive weighted options to purchase shares of common stock were not included in computing diluted earnings per share because their effects were anti-dilutive for the respective periods.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

STOCK SPLIT

         In May 1999, the Company effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts for prior periods in the accompanying consolidated financial statements have been restated to reflect the May 1999 stock split.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1999 and 1998, the carrying amount of Cash and cash equivalents, Investments available-for-sale, Accounts receivable, net, Accounts payable, Accrued liabilities, Bank loan and Income taxes payable approximate fair value due to the short maturity of these instruments.

CONCENTRATION OF CREDIT RISK

         The Company invests in U.S. Treasury and government agency securities, debt instruments of corporations and tax advantaged money market preferreds with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.

         Accounts receivable are principally due from independent pharmacies, pharmacy chains, pharmacy buying groups and wholesalers and distributors. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential uncollectable accounts.

         The Company has no significant off-balance sheet concentration of credit risk.

COMPREHENSIVE INCOME (LOSS)

         The Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income", effective January 1, 1998, as required. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The Company has included the required disclosure of this SFAS in the accompanying Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997, as required.

BUSINESS SEGMENTS

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was issued by the FASB in June 1997. This SFAS replaced SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" and establishes new standards for defining the Company's segments and disclosing information about them. The provisions of SFAS No. 131 require that the segments be based on the internal structure and reporting of the Company's operations (see Note 17).

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

DERIVATIVES

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The provisions of SFAS No. 133 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The provisions of SFAS No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

         SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", amends the effective date of SFAS No. 133 to all fiscal years beginning after June 15, 2000.

         The Company expects to adopt the provisions of SFAS No. 133, as required, and does not expect the effect of the adoption to be significant to the consolidated financial statements.

RECLASSIFICATIONS

         Certain prior years amounts have been reclassified to conform to the current year presentation.

(3)      CYBEAR, INC.

         On June 23, 1999, Cybear, completed a public offering of 3,450,000 of its common shares at $16.00 per share raising net proceeds of approximately $50,800. The transaction was recorded as an equity transaction in the Company's Consolidated Statements of Shareholders' Equity.

         On September 17, 1999, Cybear acquired Telegraph Consulting Corporation ("Telegraph"), the programming, networking and interactive design division of Telegraph New Technology, Inc. The purchase price of approximately $4,088 includes $1,181 in cash, the issuance of 320,000 shares of restricted Cybear common stock valued at approximately $2,771 and the assumption of approximately $136 of Telegraph's debt. The acquisition was recorded using the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of the net assets acquired of approximately $3,933 represents goodwill, and is included in Other assets in the Consolidated Balance Sheet. Such goodwill is being amortized on a straight-line basis over its estimated life of 10 years.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

      The following summarizes the acquisition:

      Cash used for acquisition                      $  1,181
      Cybear common stock issued                        2,771
      Debt assumed                                        136
                                                     --------
      Purchase price                                    4,088
      Working capital acquired                            (30)
      Property and equipment acquired                    (125)
                                                     --------

      Excess of purchase price over
        fair market value of net assets acquired     $  3,933
                                                     ========

Pro forma information is not required to be included herein because the transaction was not material to the Company.

(4)      INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following:

                                                      DECEMBER 31, 1999
                                 -----------------------------------------------------
                                                   GROSS           GROSS
                                 AMORTIZED      UNREALIZED      UNREALIZED     MARKET
                                   COST            GAINS          LOSSES       VALUE
                                 ---------      ----------      ----------    --------
U.S. Treasury and government
  agency securities              $  31,186      $       --      $     (127)   $ 31,059
Corporate bonds                     10,163              --              (8)     10,155
Tax advantaged money
  market preferreds                 49,649              --              --      49,649
                                 ---------      ----------      ----------    --------
                                 $  90,998      $       --      $     (135)   $ 90,863
                                 =========      ==========      ==========    ========

                                                      DECEMBER 31, 1998
                                 -----------------------------------------------------
                                                   GROSS           GROSS
                                 AMORTIZED      UNREALIZED      UNREALIZED     MARKET
                                   COST            GAINS          LOSSES       VALUE
                                 ---------      ----------      ----------    --------
U.S. Treasury and government
  agency securities              $   5,634      $        4      $       (5)   $ 5,633
                                 =========      ==========      ==========    ========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

(5)      INVENTORIES

         Inventories consist of the following:

                                            DECEMBER 31,
                                       ----------------------
                                         1999          1998
                                       --------      --------
Raw materials                          $  8,638      $  4,846
Work in process                           3,182           796
Finished goods                           66,951        36,695
                                       --------      --------
  Total inventories                    $ 78,771      $ 42,337
                                       ========      ========

(6)      PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment are summarized as follows:

                                            DECEMBER 31,
                                       ----------------------
                                         1999          1998
                                       --------      --------
Land                                   $  2,804      $  2,436
Manufacturing equipment                  14,029         7,032
Laboratory equipment                      4,926         2,872
Leasehold improvements                    9,042         6,897
Computer hardware and software           10,067         6,426
Furniture and fixtures                    3,544         1,739
Construction in progress                  5,636           288
                                       --------      --------
                                         50,048        27,690
Less: accumulated depreciation
  and amortization                      (11,777)       (7,261)
                                       --------      --------

Property, plant and equipment, net     $ 38,271      $ 20,429
                                       ========      ========

(7)      BANK LOAN

         In April, 1998 Anda, Inc. ("Anda"), the Company's wholly-owned subsidiary engaged in the distribution of pharmaceutical products, amended its line of credit agreement to increase the total available borrowings from $10,000 to $30,000 and, to decrease the interest rate and to potentially further decrease the interest rate if the Company maintains certain levels of average outstanding balance. As of December 31, 1999, the interest rate on the bank borrowings of $20,226 was the prime rate, 8.5%.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         Borrowings under the line of credit are available for financing the Company's operations, are secured by all the assets of Anda and are subject to a borrowing base related to the value of Anda's accounts receivable and inventories. The loan is guaranteed by Andrx Corporation and some of its other subsidiaries. The agreement requires compliance with certain covenants including the maintenance of minimum working capital and net worth levels by Anda. As of December 31, 1999, the Company was in compliance with all of the covenants of this line of credit agreement.

(8)      LICENSING AGREEMENTS

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. a member of the Novartis group, for the sale and marketing of specified products. Geneva will fund the development costs of certain controlled-release dosage forms of existing products that the Company is developing for submissions as brands (NDAs). Andrx granted marketing rights to Geneva in specified territories for these products including one of the Company's NDA products for the United States. Upon receiving FDA approval, Andrx will receive royalties from the sale of such products. Andrx also has committed to continuing to sell Geneva's bioequivalent products through Anda.

         Andrx has entered into various other domestic and international licensing agreements. These agreements generally contemplate that one of Andrx' drug delivery technologies will be utilized to commercialize certain pharmaceutical products, and that the Company will receive fees pursuant to these agreements and possibly royalties from the sale or license of the subject products.

(9)      ANCIRC JOINT VENTURE

         In July 1994, and as later amended on October 30, 1995, the Company and Circa Pharmaceuticals, Inc., now a wholly-owned subsidiary of Watson Pharmaceuticals, Inc. ("Watson") (the Company and Watson are hereafter collectively referred to as the "Partners"), formed ANCIRC Pharmaceuticals, a 50/50 joint venture to develop, manufacture and market up to eight bioequivalent controlled-release pharmaceutical products (the "joint venture" or "ANCIRC"). The agreement between the Partners contemplates that Andrx Pharmaceuticals, Inc. ("Andrx Pharmaceuticals"), a wholly-owned subsidiary of the Company, will perform the research and development formulations for the joint venture products, that Anda will market and distribute ANCIRC's products following FDA approval, and that Watson will provide the regulatory support for the joint venture's products and will manufacture the ANCIRC products.

         In September 1998, ANCIRC received approval of its first manufactured product, a bioequivalent version of Trental(R) and launched this product. On March 24, 1999 the FDA approved the ANDA for the second ANCIRC product, a bioequivalent version of Oruvail(R), which was launched in April 1999. ANCIRC halted the production and sale of ANCIRC's bioequivalent version of Oruvail(R) in June 1999, and is currently not producing or selling such product.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         Condensed balance sheet and statement of operations information for ANCIRC is as follows:

                                                DECEMBER 31,
                                             -----------------
                                              1999         1998
                                             ------       ------
ASSETS
Cash and cash equivalents                    $  487       $  695
Inventories                                   1,115          363
                                             ------       ------
  Total assets                               $1,602       $1,058
                                             ======       ======
LIABILITIES AND PARTNERS' EQUITY
Current liabilities                          $  369       $   87
Partners' equity                              1,233          971
                                             ------       ------
  Total liabilities and partners' equity     $1,602       $1,058
                                             ======       ======


                                                   YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1999          1998         1997
                                             -------      -------      -------

Product sales, net                           $ 3,307      $   724      $    --
                                             =======      =======      =======
Gross profit                                 $ 1,239      $   360      $    --
                                             =======      =======      =======
Research and development expenses            $ 2,004      $ 2,237      $ 3,392
                                             =======      =======      =======
Net loss                                     $  (740)     $(1,862)     $(3,364)
                                             =======      =======      =======

         As of December 31, 1999 and 1998, Andrx Pharmaceuticals was due $705 and $139, respectively, from ANCIRC for research and development services rendered. As of December 31, 1999 and 1998 Anda, the distributor of ANCIRC products, owed ANCIRC $326 and $627, respectively, for purchases of ANCIRC's products. Amounts due to or from ANCIRC, net, are included in Prepaid and other current assets in the accompanying Consolidated Balance Sheets. Product sales and the related costs of product sales are recognized by ANCIRC at the time product is shipped to third party customers by Anda. Sales to Anda are discounted by an agreed-upon percentage from the ultimate net selling price realized from the sale to the third party customers to allow Anda to recover selling and marketing costs. The Company is committed to the funding of ANCIRC's future operations.

         From time to time, the Partners have discussions to potentially restructure ANCIRC.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

(10)     INCOME TAXES

         For the year ended December 31, 1999, the Company provided for $55,405 for Federal and state income taxes or 37% of Income before income taxes. The Company was not required to provide for income taxes at an effective combined Federal and state statutory rate of 39% due to the effect of the utilization of the Company's net operating loss carryforwards. As of June 23, 1999, Cybear was excluded from Andrx' consolidated tax return and was filed as a separate entity because Andrx' ownership in Cybear was reduced below 80%. Cybear's net operating losses after June 23, 1999 did not generate income tax benefits, as its tax benefits were fully offset by a corresponding increase in the valuation allowance against its net deferred income tax assets.

         For the year ended December 31, 1998, the Company's income tax provision of $333 resulted from Federal alternative minimum income taxes. The Company's 1998 regular income tax provision was fully offset by the reversal of a corresponding amount of valuation allowance against its net deferred income tax assets.

         For the year ended December 31, 1997, the Company had no income taxes as its income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

         The components of the provision for income taxes are summarized as follows:

                                      YEARS ENDED DECEMBER 31,
                                  -------------------------------
                                    1999          1998       1997
                                  --------      --------     ----
Current provision
  Federal                         $ 69,855      $    333     $ --
  State                              3,992            --       --
                                  --------      --------     ----
                                    73,847           333       --
                                  --------      --------     ----
Deferred benefit
  Federal                          (17,445)           --       --
  State                               (997)           --       --
                                  --------      --------     ----
                                   (18,442)           --       --
                                  --------      --------     ----
Total                             $ 55,405      $    333     $ --
                                  ========      ========     ====

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)


         The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate:

                                                      YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                    1999      1998        1997
                                                    ----      -----      -----
Federal statutory rate                              35.0%      35.0%     (35.0)%
State income taxes, net of Federal effect            2.0        3.6       (3.6)
Change in valuation allowance on net deferred
  income tax assets                                 (7.8)     (36.8)      38.6
Federal alternative minimum tax                       --        2.0         --
Other, net                                           7.8         --         --
                                                    ----      -----      -----
Effective tax rate                                  37.0%       3.8%        --%
                                                    ====      =====      =====

         Deferred income taxes represent the tax effect of the difference between book and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:

                                                     DECEMBER 31,
                                                ----------------------
                                                  1999          1998
                                                --------      --------
Net operating loss carryforward                 $  3,929      $  1,857
Allowance for doubtful accounts                    2,377           976
Other operating reserves                          17,230         4,539
Tax over book depreciation                        (1,137)         (465)
Charitable contribution carryforward                  --           749
Alternative minimum tax credit carryforward           --           333
                                                --------      --------
                                                  22,399         7,989
Valuation allowance                               (3,957)       (7,989)
                                                --------      --------
  Deferred income tax assets, net               $ 18,442      $     --
                                                ========      ========

         The following table indicates the activity in the valuation allowance:

                                                 1999          1998
                                               --------      --------
Beginning balance, January 1,                  $ (7,989)     $(10,051)
Utilized                                          7,989         2,062
Provided for Cybear, separate company            (3,957)           --
                                               --------      --------
Ending balance, December 31,                   $ (3,957)     $ (7,989)
                                               ========      ========

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         Under the provisions of SFAS No. 109, as of December 31, 1998, the Company recorded a valuation allowance to reserve against 100% of its net deferred income tax assets due to the uncertainty of the realization of such assets. When the uncertainty was resolved in 1999 (see Note 16), such valuation allowance was fully reversed and the only remaining valuation allowance as of December 31, 1999 related to the net deferred income tax assets of Cybear of $3,957 which resulted after June 23, 1999 as previously discussed. As of December 31, 1999, the Company had a net operating loss carryforward for tax purposes of approximately $10,000, which is available to only offset future earnings, if any, of Cybear.

         Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

 (11)    COMMITMENTS

PURCHASE COMMITMENTS

         The Company has entered into agreements primarily for the construction of a new manufacturing and research and development facility with future commitments of approximately $14,000.

OPERATING LEASES

         The Company leases manufacturing, laboratory, warehouse, office space, and various equipment under operating leases which expire at various dates through 2009. The following schedule summarizes future minimum lease payments required under non-cancellable operating leases with terms greater than one year, as of December 31, 1999:

                  2000                        $ 3,830
                  2001                          3,822
                  2002                          3,042
                  2003                          2,548
                  2004                          2,224
                  Thereafter                    9,058
                                              -------
                                              $24,524
                                              =======

         Rent expense amounted to $2,674, $1,189 and $969 for the years ended December 31, 1999, 1998 and 1997, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain officers, the terms of which expire at various dates through September 2003. The following schedule summarizes the future minimum payments under the Company's employment agreements as of December 31, 1999:

                           2000     $  710
                           2001        612
                           2002        612
                           2003        390
                                    ------
                                    $2,324
                                    ======

         Cybear entered into an employment agreement effective August 24, 1998 with Edward Goldman, M.D., Cybear's Chief Executive Officer. Pursuant to the Employment Agreement, Andrx agreed to issue to Dr. Goldman upon payment of $50, a warrant to purchase 650,000 shares of Cybear common stock held by Andrx (the "Warrant") at its then market price of $3.00 per share. In addition, Andrx will issue to Dr. Goldman stock options for 40,000 shares of Andrx common stock having an exercise price, per share, of the fair market value of Andrx stock at the close of business on the date of grant. The stock to be issued pursuant to the exercise of the Warrant includes piggyback registration rights. The Warrant is exercisable commencing on April 30, 1999 (the "Warrant Exercise Date"). The Warrant shall be exercisable for a period of seven years after the Warrant Exercise Date, subject to certain contractual obligations with Andrx. In October 1999, Dr. Goldman exercised a portion of the warrant for 125,000 shares of Cybear common stock. Andrx recognized a gain of $343 on the transaction, which is included in the Consolidated Statement of Income.

 (12)    RELATED PARTY TRANSACTIONS

         The Company is party to a royalty agreement with Dr. Chen, which provides for royalties to Dr. Chen upon the sale of Andrx' bioequivalent version of Cardizem(R) CD, for which the Company received final approval in July 1998 from the FDA. In August 1998, the Company amended that royalty agreement to account for the various contingencies presented by a Stipulation and Agreement (see Note 16). Royalties paid to Dr. Chen of $7,000 and $637 for the years ended December 31, 1999 and 1998, respectively, were based on 3.33% of the net sales of Cartia XT(TM), as defined, and the Stipulation fees. Such royalties are included in Selling, general, and administrative expenses in the accompanying Consolidated Statements of Income.

         In September 1998, Andrx agreed to sell 333,333 shares of Cybear common stock for $1,000 or the then current market value of $3.00 per share to Cybear's Chairman of the Board. As of December 31, 1998, Andrx had sold 233,333 shares to Cybear's Chairman and in January 1999, Andrx sold the remaining 100,000 shares under this agreement. Accordingly, Gain on sale of Cybear shares in the Consolidated Statements of Income include $300 and $700, for the years ended December 31, 1999 and 1998, respectively, from these transactions.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

 (13)    SHAREHOLDERS' EQUITY

         In June 1997, Capital Research and Management Company ("Capital"), an investment management firm, purchased 1,460,000 shares of common stock and Watson purchased an additional 300,000 shares of common stock. The purchase price paid by each of Capital and Watson was $12.75 per share, the closing price of Andrx' common stock on June 11, 1997. In a contemporaneous transaction, certain of the Company's principals also sold a total of 900,000 shares of Andrx' common stock to Watson on the same terms and conditions. Capital and Watson were granted certain registration rights under the Securities Act of 1933, as amended, with respect to the shares purchased. Watson entered into a standstill agreement with the Company pursuant to which it agreed, among other matters, not to acquire more than a 25.0% equity interest in the Company or to engage in certain transactions with the Company (including a merger), prior to June 13, 2000, without the prior approval of the Company's Board of Directors.

         In June 1999, Watson exercised a warrant to acquire 674,200 shares of Andrx common stock at an exercise price of $4.45. Such warrant was issued to Watson in connection with the original investment in the Company in July 1994.

(14)     STOCK INCENTIVE PLAN

         Under the Company's Stock Incentive Plan as amended (the "Plan") the Company's Board of Directors or its Compensation Committee (the "Committee") is authorized to grant stock options, stock appreciation rights, restricted stock, deferred stock, performance units, loans and tax offset payments or any combination thereof, to employees, consultants or advisors of the Company. The terms for, and exercise price at which any stock option may be awarded is to be determined by the Committee. Options granted under the Plan must be exercised within ten years of grant, unless a shorter period is designated at the time of grant. Options cannot be awarded under the Plan after February 26, 2003. In 1997, the Company's Board of Directors and shareholders approved an increase in the number of shares available for grant under the Plan to 4,000,000.

         The Company accounts for options granted to employees under the Plan in accordance with the provisions of APB Opinion No. 25. Each stock option has an exercise price equal to the market price on the date of grant, and accordingly, no compensation expense has been recorded for any employees stock option grants. On rare occasions, the Company may issue an insignificant amount of equity instruments to non-employees. No such options were granted for the year ended December 31, 1999. Stock options issued to consultants for the years ended December 31, 1998 and 1997 were accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as required by SFAS No. 123. In instances where the fair value or the goods or services received is not reliably measurable, the measure is based upon the fair value of the equity instruments issued, and such value is amortized over the period for which services are provided. The fair value of equity instruments issued to consultants are valued using the Black-Scholes option pricing model.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

A summary of the plan's activity is as follows:

                                                      OUTSTANDING                                      EXERCISABLE
                             ---------------------------------------------------------------   ----------------------------
                                NUMBER OF                 EXERCISE PRICE PER SHARE                              WTD. AVG.
                                  SHARES          ------------------------------------------                    EXERCISE
                               UNDER OPTION          LOW         HIGH           WTD. AVG.          SHARES         PRICE
                             ------------------   ---------  ------------    ---------------    -----------   -------------
DECEMBER 31, 1996                1,828,700          $ 1.50      $ 7.25           $ 4.43            927,140        $3.34
Granted                            519,800           10.00       18.94            12.60
Exercised                         (340,328)           1.50        7.00             3.67
Forfeited                          (86,498)           3.25       18.94            11.30
                                 ---------
DECEMBER 31, 1997                1,921,674            1.50       18.94             6.46            991,458         4.49
Granted                          1,060,500           12.44       20.25            16.48
Exercised                         (272,586)           1.50       16.50             5.55
Forfeited                         (133,592)           1.50       20.25            11.00
                                 ---------
DECEMBER 31, 1998                2,575,996            1.50       20.25            10.45          1,128,104         5.91
Granted                            772,400           16.75       60.13            40.09
Exercised                         (434,543)           1.50       19.44             8.22
Forfeited                          (90,550)           3.63       60.13            20.72
                                 ---------
DECEMBER 31, 1999                2,823,303          $ 1.50      $60.13           $18.47          1,263,728        $8.26
                                 =========          ======      ======           ======          =========        =====

                                  OPTIONS OUTSTANDING AT                                               EXERCISABLE OPTIONS AT
                                     DECEMBER 31, 1999                                                   DECEMBER 31, 1999
--------------------------------------------------------------------------------------------     --------------------------------
        RANGE OF                 NUMBER OF           WEIGHTED AVG.          WEIGHTED AVG.                           WEIGHTED AVG.
        EXERCISE                   SHARES            REMAINING LIFE           EXERCISE                                 EXERCISE
         PRICES                 UNDER OPTION            (YEARS)                 PRICE               SHARES              PRICE
--------------------------    -----------------    -------------------    ------------------     -------------    ---------------
        $ 1.50-$10.00                  945,728             4.31                $  4.76              805,728             $   4.39
        $10.01-$19.00                  942,150             5.73                $ 14.87              407,500             $  14.16
        $19.01-$60.13                  935,425             7.26                $ 35.97               50,500             $  22.40
        -------------                ---------             ----                -------            ---------             --------
                                     2,823,303             5.76                $ 18.47            1,263,728             $   8.26
                                     =========             ====                =======            =========             ========

      The range of weighted average fair value per share as of the grant date was $10.72 to $40.82, $11.78 to $32.55, and $5.72 to $12.85 for stock options granted during the years ended December 31, 1999, 1998 and 1997, respectively.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

          The fair market value of an option was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                   YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                              1999           1998        1997
                                              ----           ----        ----
Risk-free interest rate                        6.4%           4.6%        5.3%
Average life of options (years)                6.0            5.1         4.9
Average volatility                            70.0%          99.0%       48.0%
Dividend yield                                  --             --          --

         The following table summarizes the pro forma consolidated results of operations of the Company as though the provision of the fair value-based accounting method of SFAS No. 123 had been used in accounting for stock options:

                                                   YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1999         1998          1997
                                            ---------      -------     --------
Net income (loss)

                              As reported   $  94,054      $ 8,394     $ (7,636)
                                            =========      =======     ========
                              Pro forma     $  86,969      $ 5,613     $ (9,317)
                                            =========      =======     ========
Basic net income
  (loss) per share
                              As reported   $    3.03      $  0.28     $  (0.27)
                                            =========      =======     ========
                              Pro forma     $    2.92      $  0.19     $  (0.33)
                                            =========      =======     ========
Diluted net income
  (loss) per share
                              As reported   $    2.90      $  0.26     $  (0.27)
                                            =========      =======     ========
                              Pro forma     $    2.79      $  0.18     $  (0.33)
                                            =========      =======     ========


(15)     401 (K) PLAN

              In February 1995, the Company adopted a 401(k) retirement plan covering substantially all of its employees. Monthly contributions to the retirement plan are made by the Company based upon the employees' contributions to the plan. During the years ended December 31, 1999, 1998 and 1997, the Company contributed $366, $229 and $167, respectively, to the 401(k) retirement plan.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

(16)     LITIGATION

         WAXMAN-HATCH PATENT INFRINGEMENT LITIGATION

         There has been substantial litigation in the pharmaceutical, biomedical and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of patent rights. Most of the brand name controlled-release products for which the Company is developing bioequivalent versions are covered by one or more patents. Under the Drug Price Competition and Patent Restoration Act of 1984 (the "Waxman-Hatch Amendments"), when a drug developer files an ANDA for a bioequivalent drug, the developer must make a certification to the FDA as to whether the developer believes that an unexpired patent that has been listed with the FDA as covering the relevant brand-name product will be infringed by the developer's product. If the developer believes that its product does not infringe the brand product patent or that any such unexpired patent is invalid or unenforceable (a "Paragraph IV Certification"), the developer must send a Paragraph IV Certification to the patent holder, who may then initiate a legal challenge to the developer's Paragraph IV Certification 45 days from the Paragraph IV Certification, which will prevent the FDA from approving the ANDA, until the earlier of 30 months or when the infringement case is decided in favor of the developer. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

         In addition to the current patent infringement claims as described below, additional claims may be made by other pharmaceutical companies in connection with the Company's filing of other ANDAs or NDAs with the FDA. The Company evaluates the probability of patent infringement litigation with respect to each of its ANDA and NDA submissions on a case by case basis. Accordingly, the Company provides for the estimated Waxman-Hatch patent infrigement litigation costs to final resolution of each case, as appropriate. Although the Company believes it has adequately provided for such matters based on currently available information, the Company may incur additional litigation costs in future years which may be material to the Company's results of operations and financial position.

         CARDIZEM(R) CD PATENT INFRINGEMENT LITIGATION

         In connection with the ANDA filed for Andrx' bioequivalent version of Cardizem(R) CD, Andrx certified to the FDA that its product did not infringe upon any of the patents listed as covering that brand name product and sent the required notices to the holders of each of those patents. In January 1996, Aventis commenced litigation in the United States District Court, Southern District of Florida, alleging that Andrx' product infringes upon one of the six patents listed as covering Cardizem(R) CD.

         In September 1997, Andrx entered into the Stipulation in partial settlement with Aventis of the patent infringement litigation involving Cardizem(R) CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. The Company agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate the Company for its lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the litigation and to grant Andrx a license for their patents under certain conditions, including if the Company ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to the Company, beginning upon its receipt of final FDA approval for its bioequivalent version of Cardizem(R) CD and continuing until the litigation was resolved or certain other events occured. In July 1998, the Company received both final FDA marketing approval for its bioequivalent version of Cardizem(R) CD and its first quarterly payment for $9,130 (prorated for the 84 days in the quarter ended September 30, 1998). For the year ended December 31, 1998 the Company received a total of $19,130 in interim Stipulation fees. In June 1999, the Aventis Litigation was settled and the lawsuit was dismissed with prejudice. For the year ended December 31, 1999, the Company received pursuant to the Stipulation $70,733 in interim and final Stipulation fees from Aventis. On June 23, 1999, the Company commenced selling Cartia XT(TM), its reformulated bioequivalent version of Cardizem(R) CD. Having been the first Company to have its ANDA with a Paragraph IV certification accepted as filed by the FDA related to Cardizem(R) CD, the Company enjoyed 180 days of marketing exclusivity that expired on or about December 19, 1999.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         FDA LITIGATION

         In January 1998, the Company filed an action in the United States District Court for the District of Columbia against the FDA, Biovail Corporation International ("Biovail") and F.H. Faulding & Co. ("Faulding"), regarding the FDA's interpretation of certain provisions of the Waxman-Hatch Amendments. The Company sought, among other things, a final injunction requiring the FDA to provide the Company a 180-day period of marketing exclusivity for its bioequivalent version of Cardizem(R) CD and its Dilacor XR(R). On March 26, 1998, the Court entered a temporary restraining order prohibiting Mylan Pharmaceuticals, Inc. from shipping or otherwise distributing its bioequivalent version of Dilacor XR(R) until the expiration of the Company's 180-day period of marketing exclusivity for its bioequivalent version of Dilacor XR(R).

         BIOVAIL ANTITRUST LITIGATION

         In May 1998, Biovail filed counterclaims against Andrx alleging that the stipulation violated Sections 1 and 2 of the Sherman-Antitrust Act and a declaratory judgment as to federal law as well as for alleged violations of state common law of unfair competition, tortious interference with prospective advantage and tortious interference with contract. Biovail sought injunctive relief and treble damages in an unspecified amount, plus interest, with respect to its federal law claims, and actual and punitive damages in unspecified amounts, plus interest, with respect to its common law claims. In July 1998, Andrx filed a motion to dismiss the counterclaim. That motion was granted with prejudice with respect to the federal antitrust claims in January 2000, with the state law claims being dismissed without prejudice. On February 2, 2000, Biovail filed a motion to vacate the order dismissing its counterclaims and on or about February 6, 2000 filed a notice of appeal to the United States Court of Appeals for the District of Columbia. The appeal is still pending.

         OTHER CARDIZEM(R) CD PATENT INFRINGEMENT CLAIM

         On March 7, 2000, Purepac Pharmaceutical Co. (a subsidiary of Faulding, "Purepac") filed suit against Andrx in the U.S. District Court for the Eastern District of Pennsylvania claiming patent infringement because of Andrx making, using, selling and/or offering Cartia XT(TM) which, according to Purepac, infringes a patent issued to Faulding on March 7, 2000 but now owned by Purepac. The letter also offered to license that patent to the Company. Andrx is currently evaluating Purepac's infringement claims and licensing offer and in due course will file an appropriate response.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         PUTATIVE CLASS ACTION

         In addition to the above Cardizem(R) CD Patent Infringement Litigation with Aventis, commencing in August 1998, putative class actions have been filed against Andrx Pharmaceuticals in either state or federal courts in Alabama, California, Florida, Illinois, Kansas, Michigan, Minnesota, New York, North Carolina, Tennessee, Wisconsin and the District of Columbia. In all of these suits, Hoechst Aktiengesellschaft and Aventis (collectively, the "Aventis Group") have been named as co-defendants. The complaint in each action alleges that Andrx Pharmaceuticals and Aventis Group, by way of the Stipulation, have engaged in alleged state antitrust and other statutory and common law violations that allegedly have given Aventis Group and Andrx Pharmaceuticals a near monopoly in the U.S. market for Cardizem(R) CD and a bioequivalent version of that pharmaceutical product. According to the complaints, the monopoly possessed by the defendants enable Aventis Group to perpetuate its ability to fix the price of Cardizem(R) CD at an artificially high price, free from generic competition, with the result that direct purchasers (such as pharmacies), as well as indirect purchasers (such as medical patients who have been issued prescriptions for Cardizem(R) CD) are forced to overpay for the drug. Each complaint seeks compensatory damages on behalf of each class member in an unspecified amount and, in some cases, treble damages, as well as costs and counsel fees, disgorgement, injunctive relief and other remedies. In June 1999, most of these class actions were consolidated for pretrial purposes in the United States District Court for the Eastern District of Michigan. In the consolidated proceeding, Aventis Group and Andrx Pharmaceuticals have filed motions to dismiss the complaints on various grounds and plaintiffs have filed motions for partial summary judgment. All of these motions are still pending. The four state court actions (two in Kansas and two in Florida) that have not been included in the consolidated proceeding have been temporarily stayed in light of the consolidated proceeding in Michigan.

         FTC ADMINISTRATIVE PROCEEDING

         In October 1998, the Company was advised that the U.S. Federal Trade Commission ("FTC") is conducting an investigation to determine whether Andrx, Aventis or any other persons have engaged in unfair methods of competition. The FTC's investigation, with which the Company has fully cooperated relates to the Stipulation with Aventis. In March 2000, the FTC commenced an administrative proceeding against Aventis and Andrx concerning the Stipulation claiming it had reason to believe that the Stipulation had or may have had the capacity or the potential to be anti-competitve. The FTC stated it is not seeking any fines, penalties, disgorgement or any other monetary remedy in the proceeding. Despite the views of the FTC, the Company continues to believe the Stipulation was procompetitive and benefited consumers, and intends to vigorously defend its position before the administrative law judge.

         PRILOSEC(R) PATENT INFRINGEMENT LITIGATION

         In May 1998, Astra, Aktiebolaget Hassle, Astra Merck Enterprises Inc. and Astra Merck Inc. (collectively, the "Astra Group"), filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of an ANDA filed by Andrx with the FDA for a bioequivalent version of Prilosec(R). Subsequently, another patent infringement suit was filed by the Astra Group against Andrx in the same Court after Andrx made a second Paragraph IV certification relative to a different strength of Prilosec(R). Andrx responded to these claims by denying infringement, raising various other defenses, filing certain counterclaims against the Astra Group and by seeking a declaration that there has been no infringement and that the patents are invalid. The Astra Group seeks an injunction enjoining Andrx from further infringing the subject patents and an order directing that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Prilosec(R) be no earlier than the expiration date of its patents. In September 1999, for pretrial

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

purposes, both of these actions were consolidated in the U.S. District Court for the Southern District of New York with three other patent infringement suits initiated by the Astra Group relative to ANDAs submitted by other companies for bioequivalent versions of Prilosec. The consolidated suit is still in the discovery phase. The Company believes that its product does not infringe on the subject patents or that such patent is invalid or unenforceable.

         TIAZAC(R) PATENT INFRINGEMENT LITIGATION

         In October 1998, Biovail, Biovail Laboratories Inc. and Galephar Puerto Rico, Inc. (collectively, the "Biovail Group") filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of an ANDA filed by Andrx with the FDA for a bioequivalent version of Tiazac. Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against the Biovail Group and by seeking a declaration that there has been no infringement and that the patent is invalid. The Biovail Group sought an injunction enjoining Andrx from further infringing the subject patent and an order directing that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Tiazac(R) be no earlier than the expiration date of the subject patent. In March 2000, the court entered an order that Andrx' product does not infringe the Biovail patent. Biovail has filed a notice of appeal from that order.

         NAPRELAN(R) PATENT INFRINGEMENT LITIGATION

         In October 1998, Elan Corporation, PLC ("Elan") filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of an ANDA filed by Andrx with the FDA for a bioequivalent version of Naprelan(R). Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Elan and by seeking a declaration that there has been no infringement and that the patent is invalid. Elan seeks a judgment enjoining Andrx from further infringing the subject patent and ordering that the effective date of any FDA approval of Andrx' proposed bioequivalent version of Naprelan(R) be no earlier than the expiration date of the patent. The Company believes that its product does not infringe on the subject patents or that such patent is invalid or unenforceable.

         WELLBUTRIN SR(R) AND ZYBAN(R) PATENT INFRINGEMENT LITIGATION

         In September 1999, Glaxo Wellcome PLC ("Glaxo") filed suit against Andrx in the U.S. District Court for the Southern District of Florida claiming patent infringement because of the ANDAs filed by Andrx with the FDA for bioequivalent versions of Wellbutrin SR(R) and Zyban(R). Andrx responded to this claim by denying infringement, raising various other defenses, filing certain counterclaims against Glaxo and by seeking a declaration that there has been no infringement and that the patent is invalid. Glaxo seeks an injunction enjoining Andrx from further infringing the subject patents and orders directing that the effective date of any FDA approval of Andrx' proposed bioequivalent versions of Wellbutrin SR(R) and Zyban(R) be no earlier than the expiration date of the subject patent. The Company believes that its product does not infringe the subject patents or that such patents are invalid or unenforceable.


         DEPAKOTE(R) PATENT INFRINGEMENT LITIGATION

         In March 2000, Abbott Laboratories filed suit against Andrx in the United States District Court for the Northern District Court of Illinois, claiming infringement of two of its patents because of our filing the aforementioned ANDA. Abbott seeks a judgment enjoining defendants from further infringing the subject patents and ordering that the effective date of any FDA approval of the Company's proposed bioequivalent version of Depakote(R) be no earlier than the expiration dates of the two patents in suit. Although the Company has not yet responded to the complaint, the Company believes that its product does not infringe the patents involved or that either or both patents are invalid or unenforceable.

         CLARITIN D-24(R) PATENT INFRINGEMENT LITIGATION

         In February 2000, the Company submitted an ANDA to the FDA to sell the Company's bioequivalent version of Claritin D-24(R). In March 2000, Schering Plough Corporation filed suit in the U.S. District Court for New Jersey claiming patent infringement because of an ANDA filed by the Company with the FDA for a bioequivalent version of Claritin D-24. Although the Company has not yet been served with the complaint, the Company believes that its product does not infringe the patent involved or that the patent is invalid or unenforceable.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)


         PHENTERMINE (PHEN-FEN) LITIGATION

         In January 1999, Andrx was served with third party complaints filed against them by certain doctors and distributors who are defendants in various legal actions relating to the sale of phentermine by the Company and its usage as a diet drug when taken in combination with fenfluramine, commonly known as "phen-fen". The substance of the third party complaints is that the defendants are without fault with respect to the claims in those actions but, if they are found liable on any of those claims, then allegedly having obtained one or more of the drugs from Andrx, they are entitled to indemnification in an amount to pay and discharge any judgment entered against them in the putative class action together with costs, expenses and attorney fees. Andrx has never sold fenfluramine and believes that these claims are without merit.

         In November 1999, another phen-fen diet lawsuit was filed against Andrx in the Superior Court of New Jersey by (i) a husband, who claims to have obtained or purchased, either directly or indirectly, from Andrx and others, and thereafter ingested, phentermine, dexfenfluramine and fenfluramine, causing serious medical consequences, all to his financial detriment, and (ii) his wife, who, on behalf of herself and her two children, claims monetary damages arising from emotional distress to herself and her children, loss of spousal/paternal companionship and expenditure of money, time and care for her husband required by her husband's alleged injuries which are permanent and continuous in nature. Andrx has never sold dexfenfluramine or fenfluramine and believes that these claims, including any based solely on the use of phentermine, have no merit.

         The Company is being represented and defended in both of these lawsuits by counsel designated by the Company's insurer.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         OTHER LITIGATION

         As of December 31, 1999, the Company was involved with other legal proceedings incidental to its business. Although it is not possible to predict the outcome of such proceedings, it is the opinion of management, based on the legal advice of counsel, that the ultimate outcome of those proceedings will not have any significant adverse effect on the Company's consolidated financial statements.

(17)     SEGMENTS

         In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This SFAS establishes new standards for defining the Company's segments and disclosing information about them. It requires that the segments be based on the internal structure and reporting of the Company's operations.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)


         The Company operates in four business segments:

         o        Anda
         o        Andrx Pharmaceuticals
         o        Aura Laboratories, Inc. ("Aura Labs")
         o        Cybear

         Andrx established Anda, its distribution operation, to complement its Andrx Pharmaceuticals controlled-release bioequivalent segment in anticipation of improving overall profitability by managing its products from the laboratory to the drug store shelf. Anda markets and distributes generic pharmaceuticals manufactured by third parties. Anda purchases generic pharmaceuticals directly from manufacturers and wholesalers and markets them through its in-house telemarketing staff primarily to independent pharmacies, pharmacy chains which do not maintain their own central warehousing facilities and pharmacy buying groups.

         Andrx Pharmaceuticals is developing and applying multiple drug delivery technologies to control the release characteristics of a variety of orally-administered drugs. Controlled-release products are formulations which release active drug compounds in the body gradually and predictably over a 12- or 24-hour period and which therefore need be taken only once or twice daily. Controlled-release products typically provide numerous benefits over immediate release drugs, including (i) greater effectiveness in the treatment of chronic conditions; (ii) reduced side effects; (iii) greater convenience (only once or twice a day); and (iv) higher levels of patient compliance due to a simplified dosing schedule. To date, Andrx Pharmaceuticals has developed eight distinct drug delivery technologies that are patented or for which patent applications have been filed. Andrx Pharmaceuticals is applying its proprietary drug delivery technologies and formulation skills either directly or through collaborative arrangements, to the development of bioequivalent versions of selected controlled release brand name pharmaceuticals. Andrx Pharmaceuticals also constructed a commercial-scale manufacturing facility enabling the Company to make the transition from the development stages through to the commercial manufacture of the controlled-release pharmaceuticals. Andrx Pharmaceuticals sells its products directly to pharmacy chains, wholesalers and distributors and utilizes the resources of the Anda segment.

         Through its wholly-owned subsidiary Aura Labs, the Company is engaged in applying the proprietary drug delivery technologies developed by Andrx Pharmaceuticals to clinical programs to the development of brand name controlled-release formulations of existing immediate-release and controlled-release drugs. In addition to improving drug efficacy and reducing side effects, Andrx believes that its drug delivery technologies will provide pharmaceutical companies with the opportunity to enhance the commercial value of their existing products and new drug candidates. Aura Labs currently has one product in Phase III clinical trials and one other product will enter Phase III clinical trials in 2000.

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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

         The following table presents financial information by business segment:

                                                                YEAR ENDED DECEMBER 31, 1999
                                   --------------------------------------------------------------------------------------
                                                     ANDRX           AURA                    CORPORATE &
                                     ANDA       PHARMACEUTICALS      LABS        CYBEAR         OTHER        CONSOLIDATED
                                   --------     ---------------     -------     --------     -----------     ------------
Revenues                           $262,321         $213,399        $    --     $    270       $     --        $475,990
Equity in losses of joint
  venture                                --             (370)            --           --             --            (370)
Income (loss) from
  operations                         20,010          157,959         (9,453)     (14,550)        (9,029)        144,937
Gain on sale of Cybear
  shares                                643               --             --           --             --             643
Interest income                          --               --             --        1,282          2,321           3,603
Interest expense                     (1,661)              --             --           --             --          (1,661)
Income tax expense                       --               --             --           --        (55,405)        (55,405)
Depreciation and
  amortization                        1,209            1,923             46        1,080            258           4,516
Capital expenditures                  6,960           13,004             44        2,154             71          22,233
Total assets                        123,494           45,623            134       53,105        135,598         357,954

                                                                YEAR ENDED DECEMBER 31, 1998
                                   --------------------------------------------------------------------------------------
                                                     ANDRX           AURA                    CORPORATE &
                                     ANDA       PHARMACEUTICALS      LABS        CYBEAR         OTHER        CONSOLIDATED
                                   --------     ---------------     -------     --------     -----------     ------------
Revenues                           $215,903         $ 31,154        $    --     $     --       $     --        $247,057
Equity in losses of joint
  venture                                --             (931)            --           --             --            (931)
Income (loss) from
  operations                         10,698            9,428         (4,023)      (4,135)        (4,710)          7,258
Gain on sale of Cybear
  shares                                700               --             --           --             --             700
Interest income                          --               --             --           --          1,064           1,064
Interest expense                       (380)              --             --           --             --            (380)
Income tax expense                       --               --             --           --           (333)           (333)
Depreciation and
  amortization                          982            1,536             33          123            286           2,960
Capital expenditures                    833            4,572            145        2,340             96           7,986
Total assets                         68,735           29,989            136        3,332         19,006         121,198

                                                                YEAR ENDED DECEMBER 31, 1997
                                   --------------------------------------------------------------------------------------
                                                     ANDRX           AURA                    CORPORATE &
                                     ANDA       PHARMACEUTICALS      LABS        CYBEAR         OTHER        CONSOLIDATED
                                   --------     ---------------     -------     --------     -----------     ------------
Revenues                           $146,237         $  3,461        $    --     $     --       $     --        $149,698
Equity in losses of joint
  venture                                --           (1,682)            --           --             --          (1,682)
Income (loss) from
  operations                          7,078          (10,302)        (1,104)      (1,504)        (2,930)         (8,762)
Interest income                          --               --             --           --          1,585           1,585
Interest expense                       (490)              --             --           --             --            (490)
Depreciation and
  amortization                          815              941              1           51            228           2,036
Capital expenditures                  1,496            5,305              3          242            669           7,715
Total assets                         65,995           25,823              9          399         (1,381)         90,845

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)


(18)     SELECTED QUARTERLY DATA (UNAUDITED)

                                                YEAR ENDED DECEMBER 31, 1999
                                ----------------------------------------------------------------
                                MARCH 31,       JUNE 30,       SEPTEMBER 30,        DECEMBER 31,
                                ---------       --------       -------------        ------------
Total revenues                   $77,924        $164,560         $111,415             $122,091
Income from operations             8,448          78,784           27,232               30,473
Net income                         6,944          48,880           17,827               20,403
Basic net income per share          0.23            1.60             0.57                 0.65
Diluted net income per share        0.22            1.51             0.55                 0.63

                                                YEAR ENDED DECEMBER 31, 1998
                                ----------------------------------------------------------------
                                MARCH 31,       JUNE 30,       SEPTEMBER 30,        DECEMBER 31,
                                ---------       --------       -------------        ------------
Total revenues                   $50,695        $ 55,955         $ 67,266             $ 73,141
Income (loss) from operations     (1,233)         (1,846)           4,374                5,963
Net income (loss)                   (959)         (1,718)           4,862                6,209
Basic net income
  (loss) per share                 (0.03)          (0.06)            0.16                 0.21
Diluted net income
  (loss) per share                 (0.03)          (0.06)            0.15                 0.19

                                                YEAR ENDED DECEMBER 31, 1997
                                ----------------------------------------------------------------
                                MARCH 31,       JUNE 30,       SEPTEMBER 30,        DECEMBER 31,
                                ---------       --------       -------------        ------------
Total revenues                   $30,661        $ 32,559         $ 42,661             $ 43,817
Loss from operations              (1,691)         (2,385)          (3,200)              (1,486)
Net loss                          (1,402)         (2,261)          (2,865)              (1,108)
Basic and diluted net
  loss per share                   (0.05)          (0.08)           (0.09)               (0.03)


(19)     SUBSEQUENT EVENTS

         STOCK SPLIT

         On February 29, 2000, the Board of Directors of the Company approved a two-for-one stock split in the form of a 100% stock dividend. Such stock split will be for holders of record at the close of business on March 15, 2000 and to be distributed on April 3, 2000. Accordingly, the consolidated financial statements do not reflect the impact of such stock split. The share and per share amounts in the accompanying consolidated financial statements will be retroactively restated for the stock split upon the date of its distribution.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
             (in thousands, except for share and per share amounts)


         ACQUISITION OF VALMED PHARMACEUTICAL, INC.

         In March 2000, Andrx acquired Valmed Pharmaceutical, Inc., a privately owned distributor of bioequivalent pharmaceuticals based in Grand Island, New York. The purchase price was $14,800 in cash, subject to certain adjustments. The acquisition will be recorded using the purchase method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning the directors and executive officers:

        NAME                               AGE     POSITION
        ----                               ---     --------
        Alan P. Cohen (1)                   45     Co-Chairman, Chief Executive Officer and Director
        Chih-Ming J. Chen, Ph.D. (1)        48     Co-Chairman, Chief Scientific Officer and Director
        Elliot F. Hahn, Ph.D. (1)           55     President and Director
        Scott Lodin                         44     Vice President, General Counsel and Secretary
        Angelo C. Malahias                  38     Vice President and Chief Financial Officer
        Melvin Sharoky, M.D. (2)            49     Executive Director and Director
        Rep. Elaine Bloom (2)               62     Director
        Irwin C. Gerson (2)(3)              70     Director
        Michael A. Schwartz, Ph.D. (3)      69     Director
        Lawrence J. DuBow                   68     Director

--------------------
(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Compensation Committee.

         ALAN P. COHEN is Co-Chairman of the Board, Chief Executive Officer and a director of Andrx, which he founded in August 1992. Mr. Cohen was the Chairman and a director of Cybear from February 1997 through August 1998, when he resigned as Chairman. He remains a director of Cybear. He is a graduate of the University of Florida and is a registered pharmacist. In 1984, Mr. Cohen founded Best Generics, Inc., a bioequivalent drug distribution firm ("Best"), which was sold to IVAX Corporation ("IVAX") in 1988. Mr. Cohen served as President of Best from April 1989 until June 1990.

         DR. CHIH-MING J. CHEN has been Co-Chairman since November 1998 and the Chief Scientific Officer and a director since November 1992. In January 1992, Dr. Chen formed his own company, ASAN Labs, Inc., which was acquired by Andrx in November 1992. Dr. Chen served as the Director of Product Development at IVAX from 1988 to 1992, where he was the leader of a research team which specialized in the development of drug formulations, including several controlled-release products. After graduating with a Ph.D. degree in pharmaceutics from Ohio State University in 1981, Dr. Chen worked at Bristol-Myers and Berlex Labs.

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

         SCOTT LODIN joined Andrx in January 1994 and is its Vice President, General Counsel and Secretary. Mr. Lodin has also been the Secretary and a director of Cybear since February 1997. Prior to joining Andrx, Mr. Lodin was Special Counsel to Hughes, Hubbard & Reed and a predecessor firm in Miami, Florida, where he practiced primarily in the areas of corporate and commercial law.

         ANGELO C. MALAHIAS joined Andrx as its Vice President and Chief Financial Officer in January 1996. Mr. Malahias has also been a director of Cybear since April 1999. From January 1995 to January 1996, Mr. Malahias was Vice President and Chief Financial Officer of Circa, where he also served as Corporate Controller from July 1994 to January 1995. From 1983 to July 1994 he was employed by KPMG LLP. Mr. Malahias is a certified public accountant.

         DR. MELVIN SHAROKY, a director of Andrx since November 1995, joined Andrx as Executive Director on March 1, 1999. Dr. Sharoky has also been a director of Cybear since April 1999. Dr. Sharoky is also president of Somerset Pharmaceuticals Inc., 50% owned by Watson. Dr. Sharoky was a director of Watson from July 1995 to May 1998. From July 1995 through January 1998, Dr. Sharoky was President of Watson. From February 1993 through January 1998, Dr. Sharoky served as the President and Chief Executive Officer of Circa. From November 1995 to May 1998, Dr. Sharoky served on Andrx' Board of Directors as the designee of Watson.

         REPRESENTATIVE ELAINE BLOOM, a director of Andrx since October 1993, is the former Speaker Pro-Tempore of the Florida House of Representatives, of which she has been a member from 1974 to 1978 and since 1986. She currently serves on the Health Care Services, General Appropriations and the Fiscal Responsibility Council.

         IRWIN C. GERSON, a director of Andrx since November 1993, was the Chairman of the Lowe McAdams Healthcare division of the Interpublic Group (formerly William Douglas McAdams, Inc.), a healthcare marketing, communications and public relations company, from 1987 through December 1998. Mr. Gerson is a member of the board of trustees of academic institutions, including Long Island University, Albany College of Pharmacy and is Chairman of the Council of Overseers of the Arnold and Marie Schwartz College of Pharmacy. Mr. Gerson is also a director of Cytoclonal Pharmaceutics, Inc., a biotechnology company.

         DR. MICHAEL A. SCHWARTZ, a director of Andrx since November 1993, is currently Dean Emeritus and a Professor at the College of Pharmacy at the University of Florida having served as Dean of that college from April 1978 through May 1996.

         LAWRENCE J.DUBOW, a director effective April 2000, has been Chairman and Chief Executive Officer of HMS Sales and Marketing, Inc. which is presently engaged in marketing pharmaceutical products, since he founded it in 1991. Since 1957, he was engaged in various capacities within the pharmaceutical industry. Mr. DuBow was the former President of the Drug Wholesales' Association and a former Chairman of the National Wholesale Druggists' Association.

         Our Articles provide that the Board of Directors is divided into three classes and directors serve staggered three-year terms. Dr. Chih-Ming J. Chen, Irwin C. Gerson and Dr. Michael A. Schwartz will hold office until the 2000 annual meeting. Dr. Elliot F. Hahn and Representative Elaine Bloom will hold office until the 2001 annual meeting. Alan P. Cohen and Dr. Melvin Sharoky and Lawrence J. DuBow will hold office until the 2002 annual meeting.

DIRECTOR COMPENSATION

         Effective June 1, 1999, non-employee directors of the Company receive cash compensation for their services. Non-employee directors receive $5,000 for each of the regularly scheduled quarterly meetings they attend and a lesser amount for other participations (including attendance at committee meetings or other special meetings of the Board). Prior to that, on June 1 of each year non-employee directors of the

Company were granted stock options under the Plan to purchase 14,000 shares of Common Stock. Each person who becomes a non-employee director after June 1 of any year will be granted an option on the date such person becomes a director (the "Appointment Date") to purchase that number of shares equal to 14,000 multiplied by a fraction, the numerator of which is the number of full months between the Appointment Date and the following June 1, and the denominator of which is twelve. These options are exercisable in ten equal monthly installments (unless such director's term commences after June 1, in which case the options shall vest equally over the number of full months they serve as a director until the following June 1), beginning the first day of the month following the date of grant, provided the optionee has continuously served as a non-employee director. All options granted to non-employee directors are granted at fair market value on the date of the grant and expire ten years from the date of the grant. The following sets forth information with respect to options previously granted to non-employee directors under the Plan.

                                                  NUMBER OF         EXERCISE                EXPIRATION
                  NAME OF OPTIONEE                 SHARES            PRICE                     DATE
          ---------------------------------     --------------    -------------      -------------------------
          Elaine Bloom                                  5,000           $ 1.50       May 12, 2003
                                                       18,000             3.25       August 7, 2004
                                                       11,750             6.00       June 1, 2006
                                                       14,000            11.50       June 1, 2007
                                                       14,000            16.94       June 1, 2008

          Irwin C. Gerson                               5,000           $ 1.50       May 12, 2003
                                                       18,000             3.25       August 7, 2004
                                                       11,750             6.00       June 1, 2006
                                                       14,000            11.50       June 1, 2007
                                                       14,000            16.94       June 1, 2008

          Michael Schwartz, Ph.D.                       5,000           $ 1.50       May 12, 2003
                                                       18,000             3.25       August 7, 2004
                                                       11,750             6.00       June 1, 2006
                                                       14,000            11.50       June 1, 2007
                                                       14,000            16.94       June 1, 2008

          Melvin Sharoky, M.D.(1)                       5,000           $ 5.50       November 11, 2005
                                                       11,500             6.00       June 1, 2006
                                                       14,000            11.50       June 1, 2007
                                                       14,000            16.94       June 1, 2008

------------
(1)      Dr. Sharoky joined Andrx as Executive Director on March 1, 1999.

INDEMNIFICATION AGREEMENTS

         Andrx has entered into an indemnification agreement with each of its directors and executive officers. Each indemnification agreement provides that Andrx will indemnify such person against certain liabilities (including settlements) and expenses actually and reasonably incurred by him or her in connection with any threatened or pending legal action, proceeding or investigation (other than actions brought by or in the right of Andrx) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of Andrx, provided that such director or executive officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Andrx and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of Andrx, a director or executive officer will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Andrx.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Andrx's executive officers, directors and holders of more than 10% of Andrx's common stock, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Such persons are required to furnish Andrx with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, Andrx believes that, with respect to 1998, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following table sets forth information concerning compensation for the years ended December 31, 1999, 1998 and 1997 received by the Chief Executive Officer (the "CEO") and the four most highly compensated other executive officers whose annual salary and bonus exceeded $100,000 for 1999 (collectively with the CEO, the "Named Executive Officers").

                                                                                                                        LONG TERM
                                                              ANNUAL COMPENSATION                                      COMPENSATION
                                         ---------------------------------------------------------------              -------------
                                                                                             OTHER                      SECURITIES
                                          FISCAL                                             ANNUAL                     UNDERLYING
    NAME AND PRINCIPAL POSITION            YEAR         SALARY             BONUS          COMPENSATION                OPTIONS(#)(1)
-------------------------------------    ---------    ------------     --------------    ---------------              -------------
Alan P. Cohen                            1999            $264,500           $150,000            $18,300  (2)
Co-Chairman and CEO                      1998             241,200             50,000             17,300  (3)              50,000
                                         1997             188,400             55,000             13,300  (3)                   -

Chih-Ming J. Chen, Ph.D.                 1999             264,500            150,000             18,300  (2)
Co-Chairman and Chief                    1998             241,200             50,000             31,900  (3)(4)           50,000
  Scientific Officer                     1997             188,400             50,000             15,900  (3)                   -

Elliot F. Hahn, Ph.D.                    1999             264,500            100,000             17,000  (2)
 President                               1998             241,200             50,000             18,800  (3)              50,000
                                         1997             188,400             50,000             14,700  (3)                   -

Scott Lodin                              1999             199,600             50,000            563,200  (5)(6)           54,000
Vice President, General                  1998             178,000             40,000             12,200  (6)              12,000
 Counsel and Secretary                   1997             148,200             30,000              4,000  (6)              15,000

Angelo C. Malahias                       1999             169,700             50,000            207,900  (7)              24,000
Vice President and                       1998             154,900             32,500            276,700  (7)              12,000
Chief Financial Officer                  1997             129,700             25,000             38,600  (8)              15,000

------------
(1) Represents options to purchase shares of common stock granted to the Named Executive Officer under the Stock Incentive Plan.

(2) Represents an automobile allowance, premiums for a $1 million life insurance policy (the beneficiary of which is designated by the Named Executive Officer) other than Dr. Hahn, certain medical expense, reimbursements and health insurance premium reimbursements.

(3) Represents an automobile allowance, premiums for a $1 million life insurance policy (the beneficiary of which is designated by the Named Executive Officer) other than Dr. Hahn, certain medical expense reimbursements and health insurance premium reimbursements and the premiums for a disability policy (other than for Mr. Cohen), the beneficiary of which is designated by the Named Executive Officer.

(4) Includes compensation of $11,700 for taxes resulting from the forgiveness of an interest bearing loan made by Andrx to Dr. Chen.

(5) Represents exercise of options to purchase 8,000 shares of common stock with an exercise price of $4.00 per share.

(6) Represents reimbursement of premiums on health insurance policies and group term life insurance benefits. For 1999 and 1998 amount also includes an automobile allowance.

(7) Represents reimbursement of premiums on health insurance policies and group term life insurance benefits. For 1999 and 1998 includes exercise of options to purchase 3,000 and 20,000 shares of common stock, respectively, with an exercise price of $5.50 per share.

(8) Represents relocation expenses and reimbursement of premiums on health insurance policies.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         Andrx is party to an employment agreement with Mr. Malahias, Andrx' Vice President and Chief Financial Officer, which expires in January 2001, Mr. Malahias currently receives a base salary of $200,000 per year. The agreement provides that if Mr. Malahias' employment is terminated by Andrx without cause, Mr. Malahias may receive a lump sum payment of $90,000. Other amounts are payable and acceleration of vesting of certain options may occur in the event Mr. Malahias' employment is terminated pursuant to a change of control of Andrx. The agreement also includes provisions regarding confidentiality and non-solicitation.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning individual grants of stock options made during Fiscal 1999 to any of the Named Executive Officers.

                                                 % OF
                                                TOTAL                                                   POTENTIAL REALIZABLE
                              NUMBER OF        OPTIONS                                                    VALUE OF ASSUMED
                              SECURITIES      GRANTED TO       EXERCISE                                    ANNUAL RATES OF
                              UNDERLYING      EMPLOYEES        OR BASE                                       STOCK PRICE
                               OPTIONS        IN FISCAL         PRICE            EXPIRATION               APPRECIATION FOR
                               GRANTED           YEAR           ($/SH)              DATE                   OPTION TERMS(1)
                             -----------     -----------      ---------    ---------------------    ----------------------------
                                                                                                         5%              10%
                                                                                                    ------------    ------------
Scott Lodin                       54,000            7.0%         $33.38          March 2, 2009        $1,133,400      $2,872,300
Angelo C. Malahias                24,000            3.1%         $33.38          March 2, 2009           503,800       1,276,600

------------
(1) Based upon the exercise price, which was equal to the fair market value on the date of grant, and annual appreciation at the assumed rates stated on such price through the expiration date of the options. Amounts shown represent hypothetical gains that could be achieved for the options if exercised at the end of the term. These amounts have been determined on the basis of assumed rates of appreciation mandated by the SEC and do not represent Andrx's estimate or projection of the future stock price. Actual gains, if any, are contingent upon the continued employment of the Named Executive Officer through the expiration date, as well as being dependent upon the general performance of the common stock. The potential realizable values have not taken into account amounts required to be paid for federal income taxes.

STOCK OPTIONS HELD AT END OF 1999

         The following table indicates the number of shares acquired and value realized from the exercise of options and the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers as of December 31, 1999:


                                                            NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                         OPTIONS AT FISCAL YEAR-END           OPTIONS AT FISCAL YEAR-END
                                                       -------------------------------      --------------------------------
                              SHARES
                             ACQUIRED
                                ON          VALUE
                             EXERCISE     REALIZED        EXERCISABLE  UNEXERCISABLE         EXERCISABLE    UNEXERCISABLE(1)
                             --------     --------        -----------  -------------         -----------    ----------------
Alan P. Cohen                       -      $      -          25,000        25,000           $   715,600      $  715,600
Chih-Ming J. Chen, Ph.D.            -             -         425,000        25,000            15,625,200         715,600
Elliot F. Hahn, Ph.D.               -             -          25,000        25,000               715,600         715,600
Scott Lodin                     8,000       551,300         103,000        65,000             3,793,500         797,000
Angelo C. Malahias              3,000       202,200          41,000        67,000             1,395,600       1,706,800

------------
(1) Based on a fair market value of $42.31 share at December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There were no compensation committee interlocks and insider participation in executive compensation decisions during 1999.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the common stock as of March 15, 2000, by (i) each person or entity known by Andrx to beneficially own more than 5% of the outstanding shares of common stock; (ii) each director of Andrx; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of Andrx as a group:

               NAME AND ADDRESS OF                       NUMBER OF SHARES              % OF CLASS
             BENEFICIAL OWNER (1)(2)                    BENEFICIALLY OWNED            OUTSTANDING
---------------------------------------------------    ----------------------        ------------
DIRECTORS AND EXECUTIVE OFFICERS
Alan P. Cohen(3)                                                   2,971,444              9.4%
Chih-Ming J. Chen, Ph.D.(4)                                        3,347,402             10.6
Elliot F. Hahn, Ph.D.(5)                                             890,890              2.8
Angelo C. Malahias (6)                                                59,100              *
Scott Lodin(7)                                                        95,000              *
Elaine Bloom(8)                                                       50,150              *
Irwin C. Gerson(9)                                                    25,000              *
Michael A. Schwartz, Ph.D.(10)                                        33,750              *
Melvin Sharoky, M.D.(11)                                              66,650              *
All directors and executive
  Officers as a group
  (10 persons)(12)                                                 7,528,486             23.8

5% OR GREATER HOLDERS

Watson Pharmaceuticals, Inc.
311 Bonnie Circle
Corona, CA 91720                                                   4,057,738             12.8

------------
*        Less than 1%

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

(3) Includes 9,750 shares of common stock held jointly by Mr. Cohen and his spouse, 2,936,694 shares held in family limited partnerships and 25,000 shares of common stock issuable upon the exercise of stock options.

(4) Includes 2,865,376 shares of common stock and held by limited partnerships for which Dr. Chen is an officer of the corporate general partner, 2,395 shares held by a charitable family foundation, 425,000 shares of common stock issuable upon the exercise of stock options, and 8,500 shares of common stock issuable upon the exercise of stock options held by Dr. Chen's spouse.

(5) Represents 860,890 shares of common stock held in a trust for the benefit of Dr. Hahn's spouse, 5,000 shares held in a family foundation and 25,000 shares issuable upon the exercise of stock options.

(6) Includes 1,600 shares held as custodian for his minor children and 57,500 shares of common stock issuable upon the exercise of stock options.

(7) Represents 95,000 shares of common stock issuable upon the exercise of stock options

(8) Includes 39,750 shares of common stock issuable upon the exercise of stock options.

(9) Represents 25,000 shares of common stock issuable upon the exercise of stock options.

(10) Represents 33,750 shares of common stock issuable upon exercise of stock options.

(11) Includes 64,500 shares of common stock issuable upon exercise of stock options and 1,660 shares of common stock held by Dr. Sharoky as custodian for his minor children.

(12) Includes 799,000 shares of common stock issuable upon the exercise of the stock options.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH DR. CHEN

         Andrx is party to a royalty agreement with Dr. Chen, which provides for royalties to Dr. Chen upon the sale of Andrx's bioequivalent version of Cardizem(R) CD, for which Andrx received final approval in July 1998 from the FDA. In August 1998, Andrx amended that royalty agreement to account for the various contingencies presented by the Cardizem(R) CD Stipulation. Royalties paid to Dr. Chen of $7 million for the year ended December 31, 1999 were based on 3.33% of the net sales of Cartia XTTM and Cardizem(R) CD Stipulation fees. Such royalties are included in selling, general, and administrative expenses in the Consolidated Statement of Income. Andrx is no longer attempting to develop any other products included in that agreement, as the reference brand product is no longer being marketed.

TRANSACTIONS WITH WATSON

         In July 1994, Andrx and Circa Pharmaceuticals, which was subsequently acquired by Watson, established the ANCIRC joint venture. In connection with the establishment of ANCIRC, Andrx sold to Watson, for aggregate consideration of $6.0 million, (i) 33,708 shares of Preferred Stock, which in accordance with its terms, converted into 1,348,314 shares of common stock on April 30, 1995 and
(ii) the Watson Warrants to purchase 674,158 shares of common stock exercisable through July 1999 at a price equal to the lesser of $4.45 or the offering price per share of shares sold in an initial public offering. The Watson Warrants were exercised in July 1999.

       In August 1995, Watson purchased an additional 181,818 shares of common stock from Andrx at a price of $5.50 per share and Watson was granted a two-month option to purchase no less than 1,636,364 nor more than 2,909,090 shares of common stock from Andrx, Mr. Cohen, trusts for the benefit of Dr. Hahn's children (the "Trusts") and Dr. Chen at a price of $5.50 per share (with no more than363,636 shares being sold by selling shareholders). Watson exercised such option in October 1995 and in December 1995 purchased 2,289,806 shares from Andrx, 127,272 shares from Mr. Cohen, 109,092 shares from the Trusts, and 127,272 shares from Dr. Chen, for a total of 2,653,442 shares of common stock. In connection with the exercise of the option by Watson, the ANCIRC joint venture agreement was amended to provide that Andrx and Watson would agree on two additional product candidates to be developed by ANCIRC, and to restructure the respective interests of Andrx and Watson in ANCIRC so that ANCIRC became a 50/50 joint venture.

       In June 1997, Watson purchased an additional 300,000 shares of common stock from Andrx and 900,000 shares from Andrx' founders at a price of $12.75 per share, the closing price of the common stock on the business date prior to the sale. Watson also entered into a standstill agreement with Andrx pursuant to which it agreed, among other matters, not to acquire more than a 25% equity interest in Andrx or engage in certain transactions with Andrx (including a merger), prior to June 13, 2000, without the prior approval of Andrx's Board of Directors.

       Andrx has also granted Watson certain demand and piggyback registration rights, under the Securities Act of 1933, as amended, with respect to the shares of common stock held by Watson and the shares underlying the Watson Warrants, which rights became exercisable commencing June 1997 and expire in June 2000.

         In June 1999, Watson exercised a warrant to acquire 674,200 shares of Andrx Common Stock at an exercise price of $4.45. Such warrant was issued to Watson in connection with the original investment in the Company in July 1994.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(A)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1)      CONSOLIDATED FINANCIAL STATEMENTS

                  Reference is made to the Index to Financial Statements included in Part II, Item 8 of this Report.

         (2)      FINANCIAL STATEMENT SCHEDULES

                  Not Applicable

                  All other schedules for which provision is made in applicable regulations of the SEC are omitted because they are not applicable or the required information is in the Consolidated Financial Statements or notes thereto.

         (3)      EXHIBITS

EXHIBIT NO.                DESCRIPTION
-----------                -----------
2.2      Agreement and Plan of Merger and Reorganization dated March 23,
         2000 by and among Andrx Corporation, Cybear Inc., New Andrx
         Corporation, Andrx Acquisition Corp., and Cybear Acquisition
         Corp.(2)

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

EXHIBIT NO.                DESCRIPTION
-----------                -----------
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

10.24    Securities Purchase Agreement dated as of July 8, 1994 between the
         Registrant and Circa Pharmaceuticals, Inc.(1)

10.25    Securities Purchase Agreement dated as of August 17, 1995 between the
         Registrant and Circa Pharmaceuticals, Inc.(1)

10.26    Securities Purchase Agreement dated as of October 30, 1995 between the
         Registrant and Circa Pharmaceuticals, Inc.(1)

10.27    Development Agreement between Sepracor, Inc. and the Registrant(1)(3)

10.28 Sixth Amendment to the Loan and Security Agreement by and between Congress Financial Corporation (Florida) and Registrant(4)

10.29    Employment Agreement between the Registrant and Angelo C. Malahias(5)*

EXHIBIT NO.                DESCRIPTION
-----------                -----------
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

10.34 Lease by and between Registrant and New Town Commerce Center, Ltd., relating to the premises located at 4111 S.W. 47th Avenue, Davie, Florida(6)

10.35    Amendment to Royalty Agreement between the Registrant and Chih-Ming J.
         Chen, Ph.D. (7)

10.36    Lease Agreement relating to premises located at 500 Blue Lake Drive,
         Boca Raton, Florida (7)

10.37    Lease Agreement relating to premises located at 2915 Weston Road,
         Weston, Florida (7)

10.38    Product Distribution, Development and Licensing Agreement between
         Geneva Pharmaceuticals, Inc., the Global Generics Sector of Novartis AG and the Registrant. (3) (8)


10.39    Lease Agreement relating to premises located at 180 Passaic Avenue,
         Fairfield, New Jersey (2)

10.40    Lease Agreement relating to premises located at 5000 Blue Lake Drive,
         Suite 200, Boca Raton, Florida (9)

10.41 Second Amendment to Lease Agreement relating to premises located at 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida (9)

21.1     Subsidiaries of the Registrant(2)

23.2     Consent of Arthur Andersen LLP(2)

27.1     Financial Data Schedule(2)

*MANAGEMENT COMPENSATION PLAN OR ARRANGEMENT.

(1) Filed as an exhibit of the same number to Andrx's Registration Statement on Form S-1 (File No. 333-03614) and incorporated herein by reference.

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

(8) Filed as an Exhibit of the same number in the Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.

(9) Filed as an Exhibit to Cybear, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

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

                           ANDRX CORPORATION

                          By:  /s/ Alan P. Cohen
                               -----------------------------------------------
                               Alan P. Cohen
                               Co-Chairman and Chief Executive Officer

                          By:  /s/ Angelo C. Malahias
                               -----------------------------------------------
                               Angelo C. Malahias
                               Vice President and Chief Financial Officer

Date:  March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                             TITLE                                       DATE
--------------------------------------------------    ----------------------------------------    ----------------------
/s/ Alan P. Cohen                                     Co-Chairman, Chief Executive                March 29, 2000
--------------------------------------------------    Officer and Director
Alan P. Cohen                                         (Principal Executive Officer)

/s/ Chih-Ming J. Chen, Ph.D.                          Co-Chairman, Chief Scientific               March 29, 2000
--------------------------------------------------    Officer and Director
Chih-Ming J. Chen, Ph.D.


/s/ Elliot F. Hahn, Ph.D.                             President and Director                      March 29, 2000
--------------------------------------------------
Elliot F. Hahn, Ph.D.


/s/ Angelo C. Malahias                                Vice President and Chief                    March 29, 2000
--------------------------------------------------    Financial Officer
Angelo C. Malahias                                    (Principal Financial and
                                                      Accounting Officer)

/s/ Rep. Elaine Bloom                                 Director                                    March 29, 2000
--------------------------------------------------
Rep. Elaine Bloom

/s/ Irwin C. Gerson                                   Director                                    March 29, 2000
--------------------------------------------------
Irwin C. Gerson

/s/ Michael A. Schwartz, Ph.D.                        Director                                    March 29, 2000
--------------------------------------------------
Michael A. Schwartz, Ph.D.


/s/ Melvin Sharoky, M.D.                              Executive Director and Director             March 29, 2000
--------------------------------------------------
Melvin Sharoky, M.D.

                                ANDRX CORPORATION

                                INDEX TO EXHIBITS

                                 1999 FORM 10-K

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

 2.2 Agreement and Plan of Merger and Reorganization dated March 23, 2000 by and among Andrx Corporation, Cybear Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear Acquisition Corp.

10.39 Lease Agreement relating to premises located at 180 Passaic Avenue, Fairfield, New Jersey

22.1     Subsidiaries

23.2     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule