Form 10-Q
period 2000-03-31
ANDRX CORP
filed 2000-05-15
CIK 911755

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 YES [X] NO [ ]

         As of May 5, 2000, 63,579,000 shares of the Registrant's only class of common stock were issued and outstanding.

================================================================================

                                ANDRX CORPORATION

                             INDEX TO THE FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                           Page
                                                                          Number
                                                                          ------
INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION

            Item 1.  Consolidated Financial Statements

                      Unaudited Consolidated Balance Sheets -
                         as of March 31, 2000 and December 31, 1999            3

                      Unaudited Consolidated Statements of Income -
                         for the three months ended March 31, 2000 and 1999    4

                      Unaudited Consolidated Statements of Cash Flows -
                         for the three months ended March 31, 2000 and 1999    5

                      Notes to Unaudited Consolidated Financial Statements     6

                      Unaudited Pro Forma Condensed Consolidated
                         Financial Data                                       11

            Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of Operations     19

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                        26

            Item 6.  Exhibits and Reports on Form 8-K                         26

SIGNATURES                                                                    27

                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                               MARCH 31,  DECEMBER 31,
                                                                 2000        1999
                                                               ---------   ---------
ASSETS
Current assets
  Cash and cash equivalents                                    $  26,904   $  32,555
  Investments available-for-sale                                  87,867      90,863
  Accounts receivable, net of allowances of $5,285 and $6,426
    as of March 31, 2000 and December 31, 1999, respectively      64,280      72,032
  Inventories                                                     78,263      78,771
  Deferred income tax assets, net                                 18,435      18,442
  Prepaid and other current assets, net                           14,552      11,658
                                                               ---------   ---------
    Total current assets                                         290,301     304,321
  Property, plant and equipment, net                              48,157      38,271
  Other assets, net                                               24,668      15,362
                                                               ---------   ---------

    Total assets                                               $ 363,126   $ 357,954
                                                               =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                             $  46,325   $  51,863
  Accrued liabilities                                             28,377      35,639
  Bank loan                                                       20,370      20,226
  Income taxes payable                                             9,387      15,730
                                                               ---------   ---------
    Total current liabilities                                    104,459     123,458

Commitments and contingencies (Notes 7 and 8)

Minority interest                                                 12,029      13,524

Shareholders' equity
  Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding                                            --          --
  Common stock; $0.001 par value, 100,000,000
    shares authorized; 63,484,700 and 62,973,000
    issued and outstanding as of March 31, 2000
    and December 31, 1999, respectively                               63          63
  Additional paid-in capital                                     149,968     140,700
  Retained earnings                                               96,674      80,303
  Accumulated other comprehensive loss, net of taxes                 (67)        (94)
                                                               ---------   ---------

     Total shareholders' equity                                  246,638     220,972
                                                               ---------   ---------
     Total liabilities and shareholders' equity                $ 363,126   $ 357,954
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

                       ANDRX CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            ---------------------------
                                                2000           1999
                                            ------------   ------------
Revenues
  Distributed products                      $     67,826   $     63,025
  Manufactured products                           44,114          4,373
  Stipulation fees                                    --         10,000
  Licensing and other                              3,538            526
                                            ------------   ------------
Total revenues                                   115,478         77,924
                                            ------------   ------------
Operating expenses
  Cost of goods sold                              63,204         52,826
  Selling, general and administrative             11,542          9,591
  Research and development                         8,211          4,315
  Cybear, Inc. Internet operating expenses         6,339          2,795
  Cybear, Inc. merger costs                          832             --
                                            ------------   ------------
Total operating expenses                          90,128         69,527
                                            ------------   ------------
Income from operations                            25,350          8,397

Other income (expense)
  Minority interest                                1,820             51
  Gain on sale of Cybear, Inc. shares                 --            300
  Interest income, net                             1,531            366
  Interest expense                                  (474)          (154)
                                            ------------   ------------
Income before income taxes                        28,227          8,960

Income taxes                                      11,856          2,016
                                            ------------   ------------

Net income                                  $     16,371   $      6,944
                                            ============   ============

Basic net income per share                  $       0.26   $       0.11
                                            ============   ============

Diluted net income per share                $       0.25   $       0.11
                                            ============   ============

Basic weighted average shares of common
    stock outstanding                         63,212,600     60,871,900
                                            ============   ============
Diluted weighted average shares of common
    stock outstanding                         65,832,200     64,625,300
                                            ============   ============


      The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    -------------------
                                                                      2000       1999
                                                                    --------   --------
Cash flows from operating activities
  Net income                                                        $ 16,371   $  6,944
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                      1,749        862
    Gain on sale of Cybear, Inc. shares                                   --       (300)
    Minority interest                                                 (1,820)       (51)
    Changes in operating assets and liabilities:
      Accounts receivable                                             13,348     (1,834)
      Inventories                                                      4,670    (19,277)
      Prepaid and other assets                                        (3,478)      (811)
      Accounts payable and accrued liabilities                       (16,935)    12,741
      Income taxes payable                                            (6,343)     2,306
                                                                    --------   --------
      Net cash provided by operating activities                        7,562        580
                                                                    --------   --------
Cash flows from investing activities
  Purchases of property, plant and equipment                         (10,291)    (4,600)
  Maturities (purchases) of investments available-for-sale, net        3,038    (11,188)
  Acquisition of Valmed Pharmaceutical, Inc., net of cash acquired   (15,081)        --
                                                                    --------   --------
      Net cash used in investing activities                          (22,334)   (15,788)
                                                                    --------   --------
Cash flows from financing activities
  Proceeds from exercises of stock options and warrants                3,019      1,501
  Net borrowings under bank loan                                         144      6,099
  Income tax benefits related to exercises of stock options            6,284      1,459
  Proceeds from sale of Cybear, Inc. shares                               --        300
  Capital transactions of Cybear, Inc., net                             (326)        90
                                                                    --------   --------
      Net cash provided by financing activities                        9,121      9,449
                                                                    --------   --------
Net decrease in cash and cash equivalents                             (5,651)    (5,759)
Cash and cash equivalents, beginning of period                        32,555     17,459
                                                                    --------   --------
Cash and cash equivalents, end of period                            $ 26,904   $ 11,700
                                                                    ========   ========
Supplemental disclosure of cash paid during the period for:

      Interest                                                      $    474   $    154
                                                                    ========   ========
      Income taxes                                                  $ 11,915   $    115
                                                                    ========   ========

 The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (in thousands, except for share and per share amounts)

1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         On February 20, 2000, Andrx' Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record at the close of business on March 15, 2000. Such stock dividend was distributed in April 2000. In connection with this stock split, the Company's authorized shares of common stock were increased from 50 million to 100 million. Anti-dilutive adjustments have been made to the Company's Stock Option Plan and the options outstanding thereunder.

         All share and per share amounts included herein give effect to the two-for-one stock splits distributed in June 1999 and April 2000.

2.       EQUITY OFFERING

         On April 3, 2000 Andrx filed a registration statement with the SEC relating to a proposed underwritten public offering of 7,350,000 shares of common stock. It is anticipated that Andrx will be selling 6,001,684 shares. The net proceeds from this offering will be used for the expansion of manufacturing, research and development and administrative facilities, research and development for branded and bioequivalent products, acquisition of products, product candidates and/or companies, working capital requirements and other general corporate purposes. One shareholder (Watson Pharmaceuticals, Inc.) will be selling 1,348,316 shares in the offering.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (in thousands, except for share and per share amounts)

3.       ACQUISITION OF VALMED PHARMACEUTICAL, INC.

         On March 15, 2000 Andrx acquired Valmed Pharmaceutical, Inc. ("Valmed"), a privately owned distributor of bioequivalent pharmaceuticals headquartered in Grand Island, New York. The acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the total purchase price of $15,500, including transaction costs, over the fair value of the net assets acquired was approximately $8,700, representing goodwill, and is included in Other Assets in the accompanying unaudited consolidated balance sheets. Such goodwill is being amortized on a straight-line basis over its estimated life of 15 years.

         Due to immateriality, pro forma information is not included herein.

4.       INCOME TAXES

         For the three months ended March 31, 2000, the Company provided $11,856 for Federal and state income taxes or 42% of income before income taxes. The Company provided for income taxes of $1,412 in excess of the effective combined Federal and state statutory rate of 37%, primarily due to Andrx' inability to utilize its share of Cybear's losses, as Andrx' ownership of Cybear was reduced below 80% on June 23, 1999. Accordingly, Cybear is excluded from Andrx' consolidated income tax return and will file as a separate tax entity. Cybear's net losses did not generate income tax benefits as Cybear's tax benefits of $2,551 were fully offset by a corresponding increase in the valuation allowance against its net deferred income tax assets due to the uncertainty of realization.

         For the three months ended March 31, 1999, the Company provided $2,016 for Federal and state income taxes or 22.5% of income before income taxes, which was the Company's then estimated annual 1999 effective tax rate. The Company was not required to provide for Federal and state income taxes for the three months ended March 31, 1999 at the combined Federal and state statutory rate of 37% primarily due to the reversal of a valuation allowance of $1,299 relating to deferred tax assets resulting from net operating loss carryforwards.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (in thousands, except for share and per share amounts)

         Under the provisions of SFAS No. 109, as of March 31, 2000, the Company had recorded a valuation allowance to reserve against 100% of the net deferred income tax assets of Cybear of $6,508, which resulted after June 23, 1999 as previously discussed.

         The following table indicates the activity in the valuation allowance:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                     2000          1999
                                                    -------       -------
         Beginning Balance, January 1,              $(3,957)      $(7,989)
         Utilized                                        --         1,299
         Provided for Cybear, separate company       (2,551)           --
                                                    -------       -------
         Ending Balance, March 31,                  $(6,508)      $(6,690)
                                                    =======       =======

         Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

5.       COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are as follows:

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                              -------------------
                                               2000         1999
                                              -------      ------
         Net income                           $16,371      $6,944
         Unrealized loss on investments
           available-for-sale, net                (27)        (22)
                                              -------      ------
         Comprehensive income                 $16,344      $6,922
                                              =======      ======

6.       BUSINESS SEGMENTS

         Effective December 31, 1998, the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The provisions of SFAS No. 131 require the Company to disclose selected segment information on an interim basis.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (in thousands, except for share and per share amounts)


         The Company operates in the following business segments:

         o Anda, Inc. ("Anda") markets and distributes generic pharmaceuticals manufactured by third parties primarily to independent pharmacies and non-warehousing chains. Anda includes the activity of Valmed after the acquisition date (see Note 3). Anda sales exclude participation in the sales of Andrx Pharmaceuticals, Inc.'s manufactured products.

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

         o Cybear is an information technology company that is using the Internet to improve efficiency of administrative and communications tasks of managing patient care with a secure and reliable transmission of information.

         The category "Corporate and Other" consists of corporate headquarters, which includes general and administrative expenses, interest income, income taxes and adjustments for minority interest.

         The Company evaluates the performance of the segments after all intercompany sales are eliminated. The allocation of income taxes is not evaluated at the segment level.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (in thousands, except for share and per share amounts)


         The following table presents financial information by business segment:

                                                                       THREE MONTHS ENDED
                                                                         MARCH 31, 2000
                                ----------------------------------------------------------------------------------------------
                                                  ANDRX                 AURA                       CORPORATE &
                                  ANDA        PHARMACEUTICALS           LABS         CYBEAR           OTHER       CONSOLIDATED
                                -------       ---------------         -------       -------        -----------    ------------
Revenues                        $67,611           $47,636             $    --       $   231          $    --        $115,478
Income (loss) from operations     4,131            33,757              (3,024)       (7,149)          (2,365)         25,350
Interest income                      --                --                  --           559              972           1,531
Interest expense                   (474)               --                  --            --               --            (474)

                                                                       THREE MONTHS ENDED
                                                                         MARCH 31, 1999
                                ----------------------------------------------------------------------------------------------
                                                  ANDRX                 AURA                       CORPORATE &
                                  ANDA        PHARMACEUTICALS           LABS         CYBEAR           OTHER       CONSOLIDATED
                                -------       ---------------         -------       -------        -----------    ------------
Revenues                        $63,025           $14,899             $    --       $    --          $    --        $ 77,294
Income (loss) from operations     6,321             8,121              (1,239)       (2,794)          (2,012)          8,397
Gain on sale of Cybear shares       300                --                  --            --               --             300
Interest income                      --                --                  --             1              365             366
Interest expense                   (154)               --                  --            --               --            (154)

7.       CONTINGENCIES

         There have been no material developments in any legal matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. However, on May 11, 2000, the United States District Court for the Eastern District of Michigan denied the Company's and Aventis Group's motion to dismiss the consolidated class actions challenging the Stipulation that the Company had entered into with the Aventis Group relating to their Cardizem/registered mark/ CD patent litigation.

8.       CYBEAR REORGANIZATION PLAN

         In December 1999, Andrx announced a corporate reorganization plan which, among other things, would give Andrx shareholders the ability to distinguish between their investments in Andrx and Cybear. In March 2000, Andrx and Cybear entered into a definitive agreement with respect to this reorganization. This plan, which was recommended to the Cybear Board of Directors by a special committee and approved by the boards of both Cybear and Andrx, will create two classes of Andrx common stock, Cybear Group Common to separately track the performance of Cybear and Andrx Group Common representing the equity interests of Andrx other than its ownership of Cybear. In exchange for their Andrx shares, Andrx shareholders will receive shares of Andrx Group Common and Cybear Group Common. The plan will be submitted for approval to the shareholders of Andrx and Cybear during 2000. Unaudited pro forma condensed consolidated financial data giving pro forma effect to the Reorganization are presented on page 11 of this Quarterly Report on Form 10-Q.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED FINANCIAL DATA

         The unaudited pro forma condensed consolidated balance sheets as of March 31, 2000 and the unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2000 and for the year ended December 31, 1999, give pro forma effect to the corporate reorganization plan (the "Reorganization") which will create two classes of Andrx common stock, Cybear Group Common to separately track the performance of Cybear and Andrx Group Common to represent the equity interests of Andrx other than its ownership of Cybear. The unaudited pro forma condensed consolidated financial statements do not give pro forma effect to the shares of common stock offered in the pending underwritten equity offering (see Note 2 to notes to unaudited consolidated financial statements).

         In connection with the Reorganization, Andrx will acquire all of the publicly traded shares of common stock of Cybear in what should be a tax-free reorganization. Cybear's public shareholders currently own approximately 4.9 million shares or 27.6% of the common shares of Cybear as of March 31, 2000 and those shareholders will receive one share of Cybear Group Common for every share of Cybear common stock they currently own. In the Reorganization, the number of Cybear shares held by Andrx will be reduced from 12.9 million shares to 10.8 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. Upon completion of the Reorganization, the non-Andrx shareholders of Cybear will own approximately 31.2% of the Cybear Group Common following the closing of the transaction. Pursuant to the Reorganization, each Andrx common share will be converted into (i) one share of Andrx Group Common and (ii) approximately .1622 shares of Cybear Group Common. Upon completion of the Reorganization, (i) Cybear will be a wholly owned subsidiary of Andrx with 100% of its value publicly traded in the form of Cybear Group Common, (ii) current Cybear public shareholders will own approximately 31.2% of the Cybear Group Common; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common and approximately 68.8% of the Cybear Group Common. The preceding share ownership and percentages exclude the potential exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire 525,000 shares of Cybear common stock currently owned by Andrx.

         The unaudited pro forma condensed consolidated balance sheets give effect to the Reorganization as if it occurred as of March 31, 2000. The unaudited pro forma condensed consolidated statements of operations give effect to the Reorganization as if it occurred at the beginning of the periods presented.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED FINANCIAL DATA

         Prior to the Reorganization, Andrx Corporation and subsidiaries had a single class of common stock outstanding and, accordingly, presented consolidated financial statements relating to that one class. As a result of the Reorganization, Andrx Corporation will have two classes of common stock as follows:

         1. Cybear Group Common representing the equity interest and businesses of the Cybear Group comprised of Andrx' Cybear subsidiary, and

         2. Andrx Group Common representing the equity interests and businesses of the Andrx Group comprised of Andrx Corporation and its subsidiaries other than the Cybear Group.

         Accordingly, under the Reorganization, Andrx will present consolidated financial statements and also separate financial statements relating to each class of common stock.

         Cybear Group and Andrx Group financial statements will include basic and diluted earnings (loss) per share based on each group's respective operating results and basic and diluted shares outstanding. The Andrx Corporation and subsidiaries consolidated financial statements will not reflect consolidated basic and diluted earnings (loss) per share since there will be no underlying equity security related to the consolidated financial results. In connection with the Reorganization, Cybear and members of the Andrx consolidated group will enter into, among other things, a Federal and state tax sharing agreement. The financial statements of Andrx Group and Cybear Group will utilize the separate company method of accounting for purposes of allocating Federal and state consolidated tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be entitled to its income tax benefits in the year generated to the extent that the member can utilize such tax benefits in the year generated. To the extent that a member cannot utilize its income tax benefits in the year generated, the member will not be compensated in that year by other members of the Andrx consolidated group for any utilization of those benefits. Instead, if and when a member leaves the group, Andrx may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx, for which it will receive stock. In the case of any "tracking stock" members, such as the Cybear Group, the stock received by Andrx shall be in the form of tracking shares. In addition, if any member of the group causes another member to become subject to state tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the tax liability shall be fully responsible for the state tax of the other member.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED FINANCIAL DATA

         For financial statement purposes, at such time as the Cybear Group achieves profitability, if ever, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, the Cybear Group will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by the Andrx Group) in its statement of operations with a corresponding decrease to the Cybear Group's shareholders' equity (i.e., effectively accounted for as a non-cash dividend). To the extent the Andrx Group is profitable and is able to utilize such tax benefit and the Cybear Group is generating losses, it is expected that the Andrx Group effective tax rate will be less than the statutory Federal and state rate. If the Cybear Group is ever able to attain profitability or is otherwise able to recognize its tax benefits, the Andrx Group effective tax rate may be greater than the statutory Federal and state income tax rate to the extent of the Cybear Group's then unreimbursed accumulated tax benefits that can be realized (the Andrx Group will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to the Cybear Group in the form of a non-cash equity transaction.)

         The unaudited pro forma condensed consolidated financial data are provided for informational purposes only and are not necessarily indicative of the results of operations or financial position had the transactions assumed therein occurred, nor are they necessarily indicative of the results of operations that may be expected to occur in the future. Consummation of the transaction is subject to various conditions, including approval by shareholders of Andrx and Cybear. In addition to shareholder approval, the transaction will be subject to various Federal and state regulatory approvals, and accordingly, no assurance can be given that this transaction will be consummated. Andrx and Cybear will file a joint proxy statement and a registration statement with respect to the proposed transaction. Furthermore, the unaudited pro forma condensed consolidated financial data are based upon assumptions the Company believes are reasonable and should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and accompanying notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                       ANDRX CORPORATION AND SUBSIDIARIES
                          UNAUDITED PRO FORMA CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         MARCH 31, 2000
                                          ----------------------------------------------------------------------
                                           HISTORICAL                      PRO FORMA      PRO FORMA    PRO FORMA
                                             ANDRX         PRO FORMA         ANDRX         CYBEAR        ANDRX
                                          CONSOLIDATED    ADJUSTMENTS     CONSOLIDATED      GROUP        GROUP
                                          ------------    -----------     ------------    ----------   ---------
ASSETS
Current assets
  Cash and cash equivalents                 $ 26,904      $     --           $ 26,904      $ 1,040     $ 25,864
  Investments available-for-sale              87,867            --             87,867       25,703       62,164
  Accounts receivable, net                    64,280            --             64,280          162       64,118
  Inventories                                 78,263            --             78,263           --       78,263
  Deferred income tax assets, net             18,435            --             18,435           --       18,435
  Prepaid and other current assets, net       14,552            --             14,552        7,853        6,699
                                            --------      --------           --------      -------     --------
    Total current assets                     290,301            --            290,301       34,758      255,543

  Property, plant and equipment, net          48,157            --             48,157        3,608       44,549
  Other assets, net                           24,668         2,700 (A)         43,050       26,814       16,236
                                                            15,682 (C)
                                            --------      --------           --------      -------     --------
    Total assets                            $363,126      $ 18,382           $381,508      $65,180     $316,328
                                            ========      ========           ========      =======     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $ 46,325      $  4,000 (A)       $ 50,993      $ 3,016     $ 47,977
                                                               668 (B)
  Accrued liabilities                         28,377                           28,377          779       27,598
  Bank loan                                   20,370            --             20,370           --       20,370
  Income taxes payable                         9,387            --              9,387           --        9,387
                                            --------      --------           --------      -------     --------
    Total current liabilities                104,459         4,668            109,127        3,795      105,332
Commitments and contingencies
Minority interest                             12,029       (12,029)(C)             --           --           --
Shareholders' equity                         246,638        (1,300)(A)        272,381       61,385      210,996
                                                              (668)(B)
                                                            27,711 (C)
                                            --------      --------           --------      -------     --------
     Total liabilities and
          shareholders' equity              $363,126      $ 18,382           $381,508      $65,180     $316,328
                                            ========      ========           ========      =======     ========

    The accompanying notes to the unaudited pro forma condensed consolidated balance sheets are an integral part of these statements.

                      ANDRX CORPORATION AND SUBSIDIARIES
                          NOTES TO UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)


(A) Reflects the estimated fees and expenses of $2,700 incurred by Andrx Group with respect to the acquisition of the historical minority interest which was allocated to Cybear Group goodwill and $1,300 with respect to the Reorganization which was charged to shareholders' equity. As the effect of the costs of $1,300 is non-recurring it has not been included in the unaudited pro forma condensed consolidated statements of operations.

(B) Reflects the estimated remaining fees and expenses of $668 to be incurred by Cybear Group in connection with the Reorganization which will be charged to shareholders' equity. As the effect of the costs is non-recurring, they have not been included in the unaudited pro forma condensed consolidated statements of operations.

(C)      Reflects the effects of the Reorganization, as follows:

                                                                        SHARES                                 ADJUSTED
                                                                     OUTSTANDING                                SHARES
                                                                          AT            REORGANIZATION      OUTSTANDING AT
                                                                     MARCH 31, 2000      ELIMINATION        MARCH 31, 2000
                                                                     --------------     --------------      --------------
Andrx ownership of Cybear                                              12,877,000         (2,058,700)          10,818,300
Minority ownership of Cybear                                            4,896,000                 --            4,896,000
                                                                      -----------         ----------          -----------
Total Cybear shares outstanding                                        17,773,000         (2,058,700)          15,714,300
                                                                                          ==========
Times assumed per share price                                         $      5.00                             $      5.66
                                                                      -----------                             -----------
Total Cybear market capitalization                                    $    88,865                             $    88,865
                                                                      ===========                             ===========

Minority ownership of Cybear                                                                                    4,896,000
Times adjusted market price                                                                                   $      5.66
                                                                                                              -----------
Purchase price of minority interest acquired                                                                       27,711
Less:  minority interest historical basis                                                                         (12,029)
                                                                                                              -----------
Goodwill - Purchase price of minority interest in
   excess of  its historical basis                                                                                 15,682
Goodwill - Andrx group estimated fees and expenses
   (See Note A)                                                                                                     2,700
                                                                                                              -----------
Total Goodwill allocated to Cybear Group                                                                      $    18,382
                                                                                                              ===========

For purposes of the unaudited pro forma condensed consolidated financial statements, the market price of Cybear, Inc. common stock was assumed to be $5.00 per share, which was adjusted to $5.66 per share resulting from the elimination of 2,058,700 Cybear shares due to the exchange rate included in the Reorganization. As provided under the Reorganization terms, the shares eliminated in the Reorganization are calculated excluding the potential exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire 525,000 shares of Cybear common stock currently owned by Andrx. In connection with the Reorganization, the resulting goodwill of $18,382 was allocated to Cybear Group Common shareholders. The actual amount of goodwill will be determined based upon Cybear's common stock price as of the closing of the transaction. An increase or decrease of $1.00 in Cybear's common stock price will result in an increase or decrease of approximately $5,500 to the goodwill and therefore in an increase or decrease of approximately $550 to the annual goodwill amortization.

                       ANDRX CORPORATION AND SUBSIDIARIES
                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)

                                                                    THREE MONTHS ENDED MARCH 31, 2000
                                            ----------------------------------------------------------------------------------
                                             HISTORICAL                         PRO FORMA       PRO FORMA          PRO FORMA
                                               ANDRX           PRO FORMA          ANDRX           CYBEAR             ANDRX
                                            CONSOLIDATED      ADJUSTMENTS (J)  CONSOLIDATED       GROUP              GROUP
                                            ------------      ---------------  ------------    -----------         -----------
Revenues                                    $   115,478       $    --            $115,478      $       231         $   115,247
Operating expenses                               90,128           460 (E)          89,756            7,027              82,729
                                                                 (832)(F)
                                            -----------       -------            --------      -----------         -----------
Income (loss) from operations                    25,350           372              25,722           (6,796)             32,518
Other income (expense), net                       2,877        (1,820)(D)           1,057              559                 498
                                            -----------       -------            --------      -----------         -----------
Income (loss) before income taxes                28,227        (1,448)             26,779           (6,237)             33,016
Income tax benefit (provision)                  (11,856)        2,101 (G)          (9,755)              --              (9,755)
                                            -----------       -------            --------      -----------         -----------
Net income (loss)                           $    16,371       $   653            $ 17,024      $    (6,237)        $    23,261
                                            ===========       =======            ========      ===========         ===========
Basic net income (loss) per share           $      0.26                                        $     (0.40)        $      0.37
                                            ===========                                        ===========         ===========
Diluted net income (loss) per share         $      0.25                                        $     (0.40)        $      0.35
                                            ===========                                        ===========         ===========
Basic weighted average shares of common
    stock outstanding                        63,212,600                                         15,645,000 (H)      63,212,600
                                            ===========                                        ===========         ===========
Diluted weighted average shares of common
    stock outstanding                        65,832,200                                         15,645,000 (H)      65,832,200
                                            ===========                                        ===========         ===========

    The accompanying notes to the unaudited pro forma condensed consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               UNAUDITED PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)

                                                                        YEAR ENDED DECEMBER 31, 1999
                                            ----------------------------------------------------------------------------------
                                             HISTORICAL                         PRO FORMA       PRO FORMA          PRO FORMA
                                               ANDRX           PRO FORMA          ANDRX           CYBEAR             ANDRX
                                            CONSOLIDATED      ADJUSTMENTS (J)  CONSOLIDATED       GROUP              GROUP
                                            ------------      ---------------  ------------    -----------         -----------
Revenues                                    $   475,990       $    --            $475,990      $       270         $   475,720
Operating expenses                              331,053         1,838 (E)         332,891           16,772             316,119
                                            -----------       -------            --------      -----------         -----------
Income (loss) from operations                   144,937        (1,838)            143,099          (16,502)            159,601
Other income (expense), net                       4,522        (1,937)(D)           2,585            1,066               1,519
                                            -----------       -------            --------      -----------         -----------
Income (loss) before income taxes               149,459        (3,775)            145,684          (15,436)            161,120
Income tax benefit (provision)                  (55,405)       (2,824)(I)         (53,240)              --             (53,240)
                                                                4,989 (G)
                                            -----------       -------            --------      -----------         -----------
Net income (loss)                           $    94,054       $(1,610)           $ 92,444      $   (15,436)        $   107,880
                                            ===========       =======            ========      ===========         ===========
Basic net income (loss) per share           $      1.52                                        $     (1.15)        $      1.74
                                            ===========                                        ===========         ===========
Diluted net income (loss) per share         $      1.45                                        $     (1.15)        $      1.66
                                            ===========                                        ===========         ===========
Basic weighted average shares of common
    stock outstanding                        61,979,800                                         13,411,300 (H)      61,979,800
                                            ===========                                        ===========         ===========
Diluted weighted average shares of common
    stock outstanding                        64,953,200                                         13,411,300 (H)      64,953,200
                                            ===========                                        ===========         ===========

 The accompanying notes to unaudited pro forma condensed consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                          NOTES TO UNAUDITED PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)


(D) Reflects the elimination of the historical minority interest resulting from the minority ownership of Cybear which is eliminated as a result of the Reorganization.

(E) Reflects the amortization of $460 for the three months ended March 31, 2000 and $1,838 for the year ended December 31, 1999 of goodwill totaling $18,382, consisting of $15,682 representing the excess of the purchase price of $27,711 offset by historical minority interest of $12,029 and Andrx Group's estimated Reorganization transaction costs and expenses of $2,700 (see unaudited pro forma condensed consolidated balance sheets Notes A and C). Such goodwill is amortized on a straight line basis over an estimated life of ten years.

(F) For the three months ended March 31, 2000, reflects the elimination of fees and expenses of $832 incurred by Cybear in connection with the Reorganization. As the effect of the costs are non-recurring, they have been eliminated in the unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2000.

(G) Represents the Cybear Group income tax benefit allocated to Andrx Group pursuant to the Reorganization as follows:

                                                             THREE MONTHS ENDED         YEAR ENDED
                                                                MARCH 31, 2000       DECEMBER 31, 1999
                                                             ------------------      -----------------
         Cybear Group loss before income taxes                     $6,237                 $15,436
         Nondeductible goodwill amortization
           (including historical amortization)                        558                   1,953
                                                                   ------                 -------
         Taxable loss                                               5,679                  13,483
         Federal and state statutory tax rate                          37%                     37%
                                                                   ------                 -------
         Income tax benefit                                        $2,101                 $ 4,989
                                                                   ======                 =======

(H) Pro Forma Cybear Group weighted average shares outstanding consists of the following:

                                                             THREE MONTHS ENDED         YEAR ENDED
                                                                MARCH 31, 2000       DECEMBER 31, 1999
                                                             ------------------      -----------------
         Historical Cybear weighted average
             shares outstanding                                     17,703,700             15,470,000
         Less:  shares eliminated as a result of the
             Reorganization (see unaudited pro forma
               condensed consolidated balance sheets Note C)        (2,058,700)            (2,058,700)
                                                                    ----------             ----------
             Pro Forma Cybear Group Common weighted
               average shares outstanding                           15,645,000             13,411,300
                                                                    ==========             ==========

(I) For the year ended December 31, 1999, reflects the elimination of Cybear's historical $2,824 income tax benefit which would not have been used by Cybear Group on a separate income tax return basis and would have been included in the tax allocation to Andrx Group (Note G) pursuant to the Reorganization.

(J) Certain results of the Reorganization referred to in the notes to the unaudited pro forma condensed consolidated balance sheets have been excluded from the unaudited pro forma condensed consolidated statements of operations due to their non-recurring nature.

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANDRX CORPORATION AND SUBSIDIARIES ("ANDRX" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE", OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT ANDRX' RESULTS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS AND UNCERTAINTIES ASSOCIATED WITH A DRUG DELIVERY COMPANY WHICH HAS ONLY COMMERCIALIZED A FEW PRODUCTS, HAS NEW TECHNOLOGIES AND LIMITED MANUFACTURING EXPERIENCE, INCLUDING BUT NOT LIMITED TO CURRENT AND POTENTIAL COMPETITORS WITH SIGNIFICANT TECHNICAL AND MARKETING RESOURCES, AND DEPENDENCE ON KEY PERSONNEL. ANDRX IS ALSO SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH ALL DRUG DELIVERY COMPANIES, INCLUDING CHANGES IN REGULATORY SCHEMES, DIFFICULTY IN RECEIVING REGULATORY APPROVAL TO MARKET NEW PRODUCTS, COMPLIANCE WITH GOVERNMENT REGULATIONS AND PATENT INFRINGEMENT AND OTHER LITIGATION. ADDITIONALLY, ANDRX IS SUBJECT TO RISKS AND UNCERTAINTIES ASSOCIATED WITH DRUG DISTRIBUTION COMPANIES, INCLUDING BUT NOT LIMITED TO, FIERCE COMPETITION AND DECREASING GROSS PROFITS. IN ADDITION, ANDRX' INTERNET BASED HEALTHCARE INFORMATION TECHNOLOGY SUBSIDIARY IS SUBJECT TO THE RISKS AND UNCERTAINTIES OF AN EARLY STAGE INTERNET COMPANY, INCLUDING BUT NOT LIMITED TO, LIMITED OPERATING HISTORY, SUBSTANTIAL OPERATING LOSSES, AVAILABILITY OF CAPITAL RESOURCES, ABILITY TO EFFECTIVELY COMPETE, UNANTICIPATED DIFFICULTIES IN PRODUCT DEVELOPMENT, ABILITY TO GAIN MARKET ACCEPTANCE AND MARKET SHARE, ABILITY TO MANAGE GROWTH, RELIANCE ON SHORT-TERM NON-EXCLUSIVE CONTRACTS, ABILITY TO OBTAIN CONTENT, INTERNET SECURITY RISKS AND UNCERTAINTY RELATING TO THE EVOLUTION OF THE INTERNET AS A MEDIUM FOR COMMERCE, DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS, DEPENDENCE ON KEY PERSONNEL, ABILITY TO PROTECT INTELLECTUAL PROPERTY, THE POSSIBILITY THAT THE TRACKING STOCK REORGANIZATION WILL NOT BE EFFECTED AND THE IMPACT OF FUTURE GOVERNMENT REGULATION. ANDRX IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THE COMPANY'S AND CYBEAR'S FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION.

INTRODUCTION

         Andrx was organized in August 1992, and commenced marketing and distributing bioequivalent pharmaceuticals manufactured by third parties. In February 1993, Andrx began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, Andrx commenced its efforts to develop brand name controlled-released products and an Internet based software application for healthcare providers. Through October 9, 1997, Andrx' distribution operations had generated substantially all of its revenues. On October 10, 1997, the FDA granted final approval of Andrx' Abbreviated New Drug Application ("ANDA") for its bioequivalent version of Dilacor XR /registered mark/, Andrx' first manufactured product, which it immediately launched as Diltia XT /trademark/.

         In September 1997, Andrx entered into a stipulation in partial settlement with Aventis S.A. ("Aventis") of the patent infringement litigation involving Cardizem /registered mark/ CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate Andrx for its lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the litigation and to grant Andrx a license for Aventis' patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem /registered mark/ CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for Andrx' ANDA for a bioequivalent version of Cardizem /registered mark/ CD. In June 1999, the litigation concerning Cardizem /registered mark/ CD was resolved and on June 23, 1999, Andrx launched its reformulated bioequivalent version of Cardizem /registered mark/ CD, Cartia XT /trademark/ which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

         Andrx is a 50% partner in ANCIRC, a joint venture with Watson, for the development of up to eight controlled-release pharmaceutical products. Capital contributions to, distributions from, and net income or losses generated by ANCIRC are allocated equally between Andrx and Watson. In September 1997, upon FDA approval, ANCIRC launched its first product, a bioequivalent version of Trental /registered mark/. On March 24, 1999, the FDA approved the ANDA for a second ANCIRC product, a bioequivalent version of Oruvail /registered mark/, which was launched in April 1999. ANCIRC halted the production and sale of ANCIRC's bioequivalent version of Oruvail /registered mark/ in June 1999 and is currently not producing or selling this product. ANCIRC suspended the production of generic Oruvail /registered mark/ as a result of two factors: (i) while the product sold by ANCIRC met FDA standards, the manufacturing process in some instances did not yield a product which met internal quality standards, whereby product rejection rates (due to dissolution failures) was higher than Andrx would tolerate and the risk of product stability failures for some batches was higher than Andrx would tolerate, and (ii) with multiple competitors for this product, the market opportunity for future sales did not warrant the risk of continued sales in the short term. Andrx expects to resume production and sale of ANCIRC's bioequivalent version of Oruvail /registered mark/ in 2000. This delay did not have a material impact on operations.

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. a member of the Novartis Group, for the sale and marketing of specified products. Geneva will fund the development of controlled-release dosage forms of existing products that Andrx is developing for submission as NDAs. Andrx granted marketing rights to Geneva in specified territories for certain products including one of Andrx' NDA products for the United States. Upon approval by the FDA or other regulatory agencies, Andrx will receive royalties from the sale of such product. Andrx has also committed to continuing to sell Geneva's bioequivalent products through Anda, Inc. Andrx is party to other development and licensing agreements with other pharmaceutical companies for additional controlled-release products.

         In 1997, Andrx formed Cybear, its information technology subsidiary, which uses the Internet to improve the efficiency of administrative and communications tasks of managing patient care with a secure and reliable transmission of information. In June 1999, Cybear completed a public offering of its common shares at $16.00 per share, thereby reducing Andrx' ownership in Cybear below 80%.

         Cybear is an Internet Service Provider, or ISP, and Application Services Provider, or ASP, for the healthcare industry. Cybear uses or intends to use its own secure private network to provide access to the Internet's, e-mail and productivity applications. These are available on a transaction or subscription basis to physicians, physician organizations, pharmacies and hospitals.

         In March 1999, Cybear introduced its first product, dr.cybear, a physician-oriented healthcare Internet gateway site or portal that provides a combination of Internet access, healthcare content, software applications to increase user productivity and entry into a comprehensive private communications network. Cybear markets dr.cybear to physicians and physician organizations throughout the United States.

         In September 1999, Andrx entered into an arrangement with Cybear pursuant to which prescription vaccines and injectables and other items can be ordered through Cybear's physician practice portal.

         In December 1999, Andrx announced a corporate reorganization plan which, among other things, would give Andrx shareholders the ability to distinguish between their investments in Andrx and Cybear. In March 2000, Andrx and Cybear entered into a definitive agreement with respect to this reorganization. This plan, which was recommended to the Cybear Board of Directors by a special committee and approved by the boards of both Cybear and Andrx, will create two classes of Andrx common stock, Cybear Group Common to separately track the performance of Cybear and Andrx Group Common representing the equity interests of Andrx other than its ownership of Cybear. In exchange for their Andrx shares, Andrx shareholders will receive shares of Andrx Group Common and Cybear Group Common. The plan will be submitted for approval to the shareholders of Andrx and Cybear during 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 ("2000 QUARTER"), AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 ("1999 QUARTER")

         For the 2000 Quarter, Andrx reported net income of $16.4 million or $0.25 per diluted share, as compared to net income of $6.9 million or $0.11 per diluted share for the 1999 Quarter. The 136% increase in net income was primarily attributable to sales of Cartia XT /trademark/, Andrx' bioequivalent version of Cardizem /registered mark/ CD which commenced on June 23, 1999 and enjoyed a 180-day period of marketing exclusivity through December 19, 1999. In comparison, the 1999 Quarter included interim fees pursuant to the Company's Stipulation and Agreement ("Stipulation") related to the then pending patent infringement litigation involving Cartia XT /trademark/. The increase in net income occurred while the Company continued to increase its investment spending in research and development.

         Total revenues increased by 48.2% to $115.5 million for 2000 Quarter, as compared to $77.9 million for the 1999 Quarter.

         Sales from distributed products were $67.8 million for the 2000 Quarter, an increase of 7.6%, as compared to $63.0 million for the 1999 Quarter. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the distribution of new products launched by other pharmaceutical companies, offset by overall price declines.

         Sales from manufactured products increased to $44.1 million for the 2000 Quarter, as compared to $4.4 million in the 1999 Quarter. Sales from manufactured products include sales of Diltia XT /trademark/, the Company's bioequivalent version of Dilacor XR /registered mark/ for the 2000 Quarter and the 1999 Quarter, and Cartia XT /trademark/ in the 2000 Quarter. In comparison, the 1999 Quarter includes interim Stipulation fees of $10.0 million pursuant to the Stipulation.

         The Company generated $3.5 million of licensing and other revenues in the 2000 Quarter, as compared to $526,000 in the 1999 Quarter primarily from Andrx' domestic and international licensing arrangements. The revenues in the 2000 Quarter were primarily generated from the agreement with Geneva.

         Gross profit from sales of distributed and manufactured products was $48.7 million with a gross margin of 43.5% in the 2000 Quarter, as compared to $14.6 million, with a gross margin of 21.6% in the 1999 Quarter. The increase in gross profit and gross margin percentage is primarily the result of the increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $11.5 million or 10.0% of total revenues for the 2000 Quarter, as compared to $9.6 million or 12.3% of total revenues for the 1999 Quarter. The increase in selling, general and administrative expenses is primarily due to an increase in the activities necessary to support the increased sales from distributed and manufactured products, including a royalty paid to the Company's Co-Chairman and Chief Scientific Officer related to sales of Cartia XT /trademark/ in the 2000 Quarter and interim Stipulation fees in the 1999 Quarter.

         Research and development expenses were $8.2 million in the 2000 Quarter, as compared to $4.3 million in the 1999 Quarter. The increase in research and development expenses of $3.9 million or 90.3% reflects the continuing progress in and expansion of both the Company's bioequivalent (ANDA) and brand name (NDA) drug development programs.

         Through Cybear, the Company incurred $6.3 million of Internet operating expenses in the 2000 Quarter, as compared to $2.8 million in the 1999 Quarter. The increase in costs primarily relates to the continuing development of Internet applications and the establishment and expansion of the operational and administrative infrastructure of Cybear and also includes $1.2 million of non-recurring charges.

         Merger costs of $832,000, incurred by Cybear in the 2000 Quarter, relate to the pending Corporate reorganization with Andrx.

         Minority interest was $1.8 million in the 2000 Quarter, as compared to $51,000 in the 1999 Quarter. The increase in minority interest is a result of the increase in minority ownership of Cybear, primarily from Cybear's June 1999 public offering and the issuance of Cybear common shares in the acquisition of Telegraph Consulting Corporation. In addition, Cybear's net losses increased in the 2000 Quarter to $6.6 million from $1.5 million in the 1999 Quarter.

         In the 1999 Quarter, Andrx recognized a gain of $300,000 on the sale of Cybear common stock to Cybear's chairman pursuant to an existing subscription agreement.

         Interest income was $1.5 million in the 2000 Quarter, as compared to $366,000 in the 1999 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2000 Quarter, as compared to the 1999 Quarter. The increase was primarily the result of the net cash provided by operating activities and the net proceeds of $50.8 million received from Cybear's June 1999 public offering.

         Interest expense increased to $474,000 in the 2000 Quarter, as compared to $154,000 in the 1999 Quarter. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during the 2000 Quarter, as compared to 1999 Quarter. The borrowings are primarily utilized to fund the Company's distribution operations.

         For the 2000 Quarter, the Company provided $11.9 million for Federal and state income taxes or 42% of income before income taxes. The Company provided for income taxes of $1.4 million in excess of the effective combined Federal and state statutory rate of 37%, primarily due to Andrx' inability to utilize its portion of Cybear's losses, as Andrx' ownership of Cybear was reduced below 80% on June 23, 1999. Accordingly, Cybear is excluded from Andrx' consolidated income tax return and will file as a separate tax entity. Cybear's net losses did not generate income tax benefits as Cybear's tax benefits were fully offset by a corresponding increase in the valuation allowance against its net deferred income tax assets due to the uncertainty of realization. For the 1999 Quarter, the Company provided $2.0 million for Federal and state income taxes or 22.5% of income before income taxes, which was the Company's then estimated annual 1999 effective tax rate. The Company was not required to provide for Federal and state income taxes for the 1999 Quarter at the Federal and state statutory rate of 37% primarily due to the reversal of a valuation allowance of $1.3 million relating to deferred tax assets resulting from net operating loss carryforwards.

         The diluted weighted average shares of common stock outstanding was
65.8 million in the 2000 Quarter, as compared to 64.6 million in the 1999 Quarter. Such increase resulted primarily from the exercises of stock options. All share and per share amounts reflect the June 1999 and April 2000 two-for-one stock splits effected in the form of 100% stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2000, Andrx had $114.8 million in cash, cash equivalents and investments available-for-sale of which $26.7 million related to Cybear, and $185.8 million of consolidated working capital.

         Net cash provided by operating activities was $7.6 million in the 2000 Quarter, as compared to $580,000 in the 1999 Quarter. The increase in net cash provided by operating activities in the 2000 Quarter is due to the Company generating net income of $16.4 million in the 2000 Quarter, as compared to net income of $6.9 million in the 1999 Quarter. The 2000 Quarter includes decreases in accounts receivable and inventories, offset by decreases in current liabilities. In comparison the 1999 Quarter includes increases in accounts receivable and inventories, offset by increases in current liabilities.

         Net cash used in investing activities was $22.3 million in the 2000 Quarter, as compared to $15.8 million in the 1999 Quarter. In the 2000 Quarter and the 1999 Quarter, the Company invested $10.3 million and $4.6 million, respectively, in property, plant and equipment. In the 2000 Quarter, $3.0 million of investments available-for-sale matured, as compared to the 1999 Quarter when the Company invested $11.2 million in investments available-for-sale. In the 2000 Quarter the Company acquired Valmed Pharmaceutical, Inc. for $15.1 million including transaction costs, net of cash acquired.

         Net cash provided by financing activities was $9.1 million in the 2000 Quarter, as compared to $9.4 million in the 1999 Quarter. Net cash provided by financing activities in the 2000 Quarter consisted primarily of $3.0 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and $6.3 million of income tax benefits relating to the exercises of stock options. Net cash provided by financing activities for the 1999 Quarter consisted of $1.5 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants, $6.1 million of net borrowings under on the Company's bank loan and $1.5 million of income tax benefits relating to the exercises of stock options.

         The Company had an outstanding short-term borrowing balance under its distribution subsidiary's bank loan of $20.4 million as of March 31, 2000, as compared to $20.2 million as of December 31, 1999. Such increase relates primarily to the financing of additional inventories for distribution. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operations accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary.

         The Company anticipates that its cash requirements will continue to increase, due to the construction of its research and development, manufacturing, distribution and corporate facilities, including the related equipment purchases. The Company anticipates that for the year ending December 31, 2000 it will incur up to approximately $50 million in research and development related to our bioequivalent and brand development programs. The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for at least the next twelve months and the forseeable future.

         On April 3, 2000, Andrx filed a registration statement with the SEC relating to a proposed underwritten public offering of 7,350,000 shares of common stock. It is anticipated that Andrx will be selling 6,001,684 shares. The net proceeds from this offering will be used for the expansion of manufacturing, research and development and administrative facilities, research and development for branded and bioequivalent products, acquisition of products, product candidates and/or companies, working capital requirements and other corporate purposes. One shareholder (Watson Pharmaceuticals, Inc.) will be selling 1,348,316 shares in the offering.

                                ANDRX CORPORATION
                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 7 to the "Notes to Unaudited Consolidated Financial Statements" included in Part 1 Item 1 of this report.

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

                         By:      /s/  Alan P. Cohen
                                  --------------------------------------------
                                  Alan P. Cohen
                                  Co-Chairman and Chief Executive Officer
                                  (Principal Executive Officer)

                         By:      /s/  Angelo C. Malahias
                                  --------------------------------------------
                                  Angelo C. Malahias
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   27.1             Financial Data Schedule