Form 10-Q
period 2000-06-30
ANDRX CORP
filed 2000-08-14
CIK 911755

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

                  For the quarterly period ended June 30, 2000

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

                             YES __X__   NO _____

         As of August 4, 2000, 69,028,400 shares of the Registrant's common stock, par value $0.001 per share were issued and outstanding.

                                ANDRX CORPORATION
                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                              Page
                                                                                             Number
                                                                                            --------
PART I.     FINANCIAL INFORMATION

            Item 1.  Consolidated Financial Statements

                      Unaudited Consolidated Balance Sheets -
                         as of June 30, 2000 and December 31, 1999                               3

                      Unaudited Consolidated Statements of Income -
                         for the three and six months ended June 30, 2000 and 1999               4

                      Unaudited Consolidated Statements of Cash Flows -
                         for the six months ended June 30, 2000 and 1999                         5

                      Notes to Unaudited Consolidated Financial Statements                       6

                      Unaudited Pro Forma Condensed Consolidated
                         Financial Data                                                         11

            Item 2.  Management's Discussion and Analysis
                         of Financial Condition and Results of Operations                       18

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                                          24

            Item 6.  Exhibits and Reports on Form 8-K                                           24

SIGNATURES                                                                                      25


                       ANDRX CORPORATION AND SUBSIDIARIES
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                       ANDRX CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                                  June 30,      December 31,
                                                                                    2000           1999
                                                                                  ---------      ---------
ASSETS
Current assets
  Cash and cash equivalents                                                       $ 174,246      $  32,555
  Investments available-for-sale, at market value                                   172,837         90,863
  Accounts receivable, net                                                           66,216         72,032
  Inventories                                                                        84,324         78,771
  Deferred income tax assets, net                                                    18,431         18,442
  Prepaid and other current assets, net                                              16,252         11,658
                                                                                  ---------      ---------
    Total current assets                                                            532,306        304,321

  Property, plant and equipment, net                                                 60,154         38,271
  Other assets, net                                                                  19,714         15,362
                                                                                  ---------      ---------
    Total assets                                                                  $ 612,174      $ 357,954
                                                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                $  58,429      $  51,863
  Accrued liabilities                                                                22,852         35,639
  Bank loan                                                                              21         20,226
  Income taxes payable                                                               14,467         15,730
                                                                                  ---------      ---------
    Total current liabilities                                                        95,769        123,458
                                                                                  ---------      ---------

Commitments and contingencies (Notes 7 and 8)

Minority interest                                                                    10,609         13,524

Shareholders' equity
  Convertible preferred stock; $0.001 par
    value, 1,000,000 shares authorized; none
    issued and outstanding                                                               --             --
  Common stock; $0.001 par value, 100,000,000
    shares authorized; 68,959,000 and  62,973,000 issued and outstanding
    as of June 30, 2000 and December 31, 1999, respectively                              69             63
  Additional paid-in capital                                                        392,352        140,700
  Retained earnings                                                                 113,416         80,303
  Accumulated other comprehensive loss, net of income taxes                             (41)           (94)
                                                                                  ---------      ---------
     Total shareholders' equity                                                     505,796        220,972
                                                                                  ---------      ---------
     Total liabilities and shareholders' equity                                   $ 612,174      $ 357,954
                                                                                  =========      =========

The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                       ANDRX CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except for share and per share amounts)

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                   2000              1999              2000              1999
                                               ------------      ------------      ------------      ------------
Revenues
  Distributed products                         $     78,808      $     66,108      $    146,634      $    129,133
  Manufactured products                              45,994            36,516            90,108            40,889
  Stipulation fees                                       --            60,733                --            70,733
  Licensing and other                                 3,779             1,203             7,317             1,729
                                               ------------      ------------      ------------      ------------
Total revenues                                      128,581           164,560           244,059           242,484
                                               ------------      ------------      ------------      ------------

Operating expenses
  Cost of goods sold                                 73,056            59,620           136,260           112,446
  Selling, general and administrative                14,338            16,729            25,880            26,320
  Research and development                           10,483             6,245            18,694            10,560
  Cybear, Inc. Internet operating expenses            5,826             3,945            12,997             6,740
                                               ------------      ------------      ------------      ------------
Total operating expenses                            103,703            86,539           193,831           156,066
                                               ------------      ------------      ------------      ------------

Income from operations                               24,878            78,021            50,228            86,418

Other income (expense), net
  Minority interest in Cybear, Inc.                   1,425               763             3,245               814
  Gain on sale of Cybear, Inc. shares                    --                --                --               300
  Interest income                                     2,784               537             4,315               903
  Interest expense                                     (221)             (483)             (695)             (637)
                                               ------------      ------------      ------------      ------------
Income before income taxes                           28,866            78,838            57,093            87,798

Income taxes                                         12,124            29,958            23,980            31,974
                                               ------------      ------------      ------------      ------------

Net income                                     $     16,742      $     48,880      $     33,113      $     55,824
                                               ============      ============      ============      ============

Basic net income per share                     $       0.26      $       0.80      $       0.51      $       0.91
                                               ============      ============      ============      ============

Diluted net income per share                   $       0.25      $       0.75      $       0.49      $       0.87
                                               ============      ============      ============      ============

Basic weighted average shares of common
    stock outstanding                            65,485,200        61,227,900        64,348,900        61,050,700
                                               ============      ============      ============      ============
Diluted weighted average shares of common
    stock outstanding                            68,171,400        64,921,800        67,013,100        64,522,300
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

                       ANDRX CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Six Months Ended
                                                                                June 30,
                                                                       ------------------------
                                                                          2000           1999
                                                                       ---------      ---------
Cash flows from operating activities
  Net income                                                           $  33,113      $  55,824
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                          3,781          1,780
    Minority interest                                                     (3,245)          (814)
    Gain on sale of Cybear, Inc. shares                                       --           (300)
    Changes in operating assets and liabilities:
      Accounts receivable, net                                            11,411        (36,821)
      Inventories                                                         (1,391)       (29,314)
      Prepaid and other assets                                              (347)        (3,329)
      Accounts payable and accrued liabilities                           (10,866)        12,737
      Income taxes payable                                                (1,263)        28,079
                                                                       ---------      ---------
      Net cash provided by operating activities                           31,193         27,842
                                                                       ---------      ---------

Cash flows from investing activities
  Purchases of property, plant and equipment                             (24,180)       (10,000)
  Purchases of investments available-for-sale, net                       (81,910)       (36,455)
  Acquisition of Valmed Pharmaceutical, Inc., net of cash acquired       (15,195)            --
                                                                       ---------      ---------
      Net cash used in investing activities                             (121,285)       (46,455)
                                                                       ---------      ---------

Cash flows from financing activities
  Net proceeds from Andrx Corporation's public share offering            235,819             --
  Proceeds from exercises of stock options and warrants                    4,165          5,302
  Income tax benefits related to exercises of stock options               11,703          3,605
  Net borrowings (repayments) under bank loan                            (20,205)        24,049
  Net proceeds from Cybear, Inc.'s public share offering                      --         50,788
  Net proceeds from sale of Cybear, Inc. shares                               --            300
  Capital transactions of Cybear, Inc., net                                  301             --
                                                                       ---------      ---------
      Net cash provided by financing activities                          231,783         84,044
                                                                       ---------      ---------

Net increase in cash and cash equivalents                                141,691         65,431

Cash and cash equivalents, beginning of period                            32,555         17,459
                                                                       ---------      ---------
Cash and cash equivalents, end of period                               $ 174,246      $  82,890
                                                                       =========      =========

Supplemental disclosure of cash paid during the period for:

      Interest                                                         $     695      $     637
                                                                       =========      =========
      Income taxes                                                     $  13,540      $     290
                                                                       =========      =========


The accompanying notes to the unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)


1.       GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Andrx Corporation ("Andrx" or the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited results of operations for the three and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         In May 1999 and February 2000, the Company's Board of Directors approved a two-for-one stock split in the form of a stock dividend to shareholders of record at the close of business on May 17, 1999 and March 15, 2000, respectively. Such stock dividends were distributed in June 1999 and April 2000, respectively. In connection with these stock splits, the Company's authorized shares of common stock were increased to 100 million. Anti-dilutive adjustments have been made to the Company's stock option plan and the options outstanding thereunder. All share and per share amounts included herein give effect to these stock splits.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       EQUITY OFFERING

         In May 2000, the Company completed an underwritten public offering of shares of common stock whereby Andrx sold 5,185,128 shares of common stock receiving net proceeds of $235,800 to be used for the expansion of manufacturing, research and development and administrative facilities, research and development for branded and bioequivalent products, acquisition of products, product candidates and/or companies, working capital requirements and other general corporate purposes.

3.       Product Distribution, Development and Licensing Agreement

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. ("Geneva") a member of the Novartis pharmaceutical group, for the sale and marketing of specified products. Geneva will fund the development of controlled-release dosage forms of existing products that Andrx is developing for submission as New Drug Applications (NDAs). Andrx granted marketing rights to Geneva in specified territories for certain products including one of Andrx' NDA products for the United States. Upon approval by the FDA or other regulatory agencies, Andrx will receive royalties from the sale of such product. In June 2000, the Company amended its agreement with Geneva to include, among other things, additional funding of certain controlled-release dosage forms of existing products that Andrx is developing for submission as NDAs. Andrx has also committed to continuing to sell Geneva's bioequivalent products through Anda, Inc. ("Anda") the Company's distribution subsidiary.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)


4.       Income Taxes

         For the three and six months ended June 30, 2000, the Company provided $12,124 and $23,980, respectively, for Federal and state income taxes or 42% of income before income taxes. For the three and six months ended June 30, 2000,the Company provided for income taxes of $1,444 and $2,856, respectively, in excess of the expected annual effective combined Federal and state statutory rate of 37%, primarily due to Andrx' inability to utilize its share of the losses of Cybear, Inc. ("Cybear"), after Andrx' ownership of Cybear was reduced below 80% on June 23, 1999. Accordingly, Cybear is excluded from Andrx' consolidated income tax return and will file as a separate tax entity. For the three and six months ended June 30, 2000, Cybear's net losses did not generate income tax benefits as Cybear's tax benefits were fully offset by a corresponding increase in the valuation allowance against its net deferred income tax assets due to the uncertainty of realization based on Cybear's history of losses.

         For the three and six months ended June 30, 1999, the Company provided $29,958 and $31,974, for Federal and state income taxes or 38% and 36%, respectively, of income before income taxes. The Company was not required to provide for Federal and state income taxes at 39%, the then expected annual effective combined Federal and state statutory rate due to the utilization of the Company's net operating loss carryforwards, offset by Andrx' inability to utilize Cybear's expected net losses incurred after June 23, 1999, as Andrx' ownership in Cybear was reduced below 80% on June 23, 1999.

         The following table indicates the activity in the valuation allowance:

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                          ----------------------      ----------------------
                                            2000          1999          2000          1999
                                          --------      --------      --------      --------
Balance, beginning of period              $ (6,508)     $ (6,690)     $ (3,957)     $ (7,989)
Utilized                                        --         1,389            --         2,688
Provided for Cybear, separate company       (1,814)         (386)       (4,365)         (386)
                                          --------      --------      --------      --------
Balance, end of period                    $ (8,322)     $ (5,687)     $ (8,322)     $ (5,687)
                                          ========      ========      ========      ========

         Under the provisions of SFAS No. 109, as of June 30, 2000, the Company had recorded a valuation allowance to reserve against 100% of the net deferred income tax assets of Cybear of $8,322, which resulted after June 23, 1999, as previously discussed.

         Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)


5.       COMPREHENSIVE INCOME

         The components of the Company's comprehensive income are as follows:

                                                 Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                            ---------------------------      ---------------------------
                                                2000            1999             2000            1999
                                            -----------     -----------      -----------     -----------
Net income                                  $    16,742     $    48,880      $    33,113     $    55,824
Unrealized income (loss) on investments
  available-for-sale, net                            26              (4)              53             (26)
                                            -----------     -----------      -----------     -----------

Comprehensive income                        $    16,768     $    48,876      $    33,166     $    55,798
                                            ===========     ===========      ===========     ===========

6.       BUSINESS SEGMENTS

         Effective December 31, 1998, as required, the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." The provisions of SFAS No. 131 require the Company to disclose selected segment information on an interim basis.

         The Company operates in the following business segments:

         o Anda, Inc. markets and distributes generic pharmaceuticals manufactured by third parties primarily to independent pharmacies and non-warehousing chains. Anda includes the activity of Valmed Pharmaceuticals, Inc. after the acquisition date of March 15, 2000. Anda sales exclude participation in the sales of Andrx Pharmaceuticals, Inc.'s ("Andrx Pharm") manufactured products.

         o Andrx Pharm develops bioequivalent versions of selected controlled-release brand name pharmaceuticals utilizing its proprietary drug delivery technologies and manufactures and sells such products.

         o Aura Laboratories, Inc. ("Aura Labs") applies the proprietary drug delivery technologies developed by Andrx Pharm to the development of brand name controlled-release formulations of existing drugs.

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

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)

         The following table presents financial information by business segment:

                                                          As of and for the
                                                         Three Months Ended
                                                            June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                         Andrx            Aura                       Corporate &
                                       Anda              Pharm            Labs          Cybear           Other       Consolidated
                                     --------------  -------------- --------------  --------------  --------------  --------------
Revenues                             $      77,696   $      49,648  $          --   $       1,237   $          --   $     128,581
Income (loss) from operations                2,887          33,825         (3,893)         (5,677)         (2,264)         24,878
Interest income                                 --              --             --             505           2,279           2,784
Interest expense                              (221)             --             --              --              --            (221)
Total assets                               126,412          96,974            156          41,022         347,610         612,174

                                                          As of and for the
                                                         Three Months Ended
                                                            June 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                         Andrx            Aura                       Corporate &
                                       Anda              Pharm            Labs          Cybear           Other       Consolidated
                                     --------------  -------------- --------------  --------------  --------------  --------------

Revenues                             $      66,108   $      98,425  $          --   $          27   $          --   $     164,560
Income (loss) from operations                5,708          80,118         (1,728)         (3,918)         (2,159)         78,021
Interest income                                 --              --             --              49             488             537
Interest expense                              (483)             --             --              --              --            (483)
Total assets                               108,390          60,485             84          56,001          76,637         301,597

                                                          Six Months Ended
                                                            June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                         Andrx            Aura                       Corporate &
                                       Anda              Pharm            Labs          Cybear           Other       Consolidated
                                     --------------  -------------- --------------  --------------  --------------  --------------
Revenues                             $     145,307   $      97,284  $          --   $       1,468   $          --   $     244,059
Income (loss) from operations                7,016          67,582         (6,917)        (12,825)         (4,628)         50,228
Interest income                                 --              --             --           1,064           3,251           4,315
Interest expense                              (695)             --             --              --              --            (695)

                                                          Six Months Ended
                                                            June 30, 1999
----------------------------------------------------------------------------------------------------------------------------------
                                                         Andrx            Aura                       Corporate &
                                       Anda              Pharm            Labs          Cybear           Other       Consolidated
                                     --------------  -------------- --------------  --------------  --------------  --------------
Revenues                             $     129,133   $     113,324  $          --   $          27   $          --   $     242,484
Income (loss) from operations               12,029          88,241         (2,968)         (6,713)         (4,171)         86,418
Gain on sale of Cybear, Inc. shares             --              --             --              --             300             300
Interest income                                 --              --             --              49             854             903
Interest expense                              (637)             --             --              --              --            (637)

                       ANDRX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)


7.       CONTINGENCIES

         On June 6, 2000, the United States District Court for the Eastern District of Michigan granted plaintiffs' motion for partial summary judgment against the Company and Aventis S.A. ("Aventis") in the pending punitive class actions. The Court concluded that the Stipulation and Agreement ("Stipulation") that the Company had entered into with Aventis relating to their Cardizem(R) CD patent litigation constitutes a restraint of trade that is illegal per se under section 1 of the Sherman-Antitrust Act. Without addressing the issues of whether the Stipulation had any anti-competitive effect or caused any injury or damages, the court determined that the Stipulation constituted a restraint of trade that was a per se violation of the federal antitrust laws. The court must still determine the issues of whether the Stipulation caused any injury or damages to consumers. The court's decision is subject to Andrx' right to appeal at the conclusion of the litigation, but Andrx has asked the court to permit an immediate appeal of the ruling. Andrx disagrees with Judge Edmunds' interpretation of the Stipulation and the law.

         Except as stated above, there have been no other material developments in any legal matters described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

8.       Reorganization Plan

         In March 2000, Andrx and Cybear announced that they entered into a definitive Agreement and Plan of Merger and Reorganization (the "Reorganization") with respect to their previously announced tracking stock reorganization plan. This Reorganization plan was recommended to the Cybear Board of Directors by its special committee and approved by the boards of both Cybear and Andrx, and will create two classes of Andrx common stock, Cybear Group Common Stock, to separately track the performance of Cybear, and Andrx Group Common Stock to track the performance of Andrx other than its ownership of Cybear. The Reorganization plan, will be submitted for approval to the shareholders of Andrx and Cybear on September 5, 2000 at the Andrx annual meeting of shareholders and the Cybear special meeting of shareholders.

         If approved, the Reorganization contemplates the creation of Andrx Corporation, a new holding company under Delaware law ("Andrx Corporation"). A wholly-owned subsidiary of Andrx Corporation would merge with and into Andrx, with Andrx surviving the merger and another wholly owned subsidiary of the Andrx Corporation would merge with and into Cybear with Cybear surviving the merger. The Reorganization will become effective on the date and time that the certificate of merger is filed with the Delaware and Florida Secretaries of State or such other date and time specified in the certificate of merger.

         Unaudited pro forma condensed consolidated financial data giving pro forma effect to the Reorganization are presented on pages 11-17 of this quarterly report on Form 10-Q.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED FINANCIAL DATA


         The unaudited pro forma condensed consolidated balance sheets as of June 30, 2000 and the unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2000 and for the year ended December 31, 1999, give pro forma effect to the corporate reorganization plan (the "Reorganization") which will create two classes of Andrx Corporation common stock, Cybear Group Common Stock, to separately track the performance of Cybear and Andrx Group Common Stock, to represent the equity interests of Andrx other than its ownership of Cybear.

         In connection with the Reorganization, Andrx Corporation will acquire all of the publicly traded shares of common stock of Cybear in what the parties anticipate will be a tax-free reorganization. Cybear's public shareholders currently own approximately 4.9 million shares, or 27.6% of the common shares of Cybear as of June 30, 2000 and those shareholders will receive one share of Cybear Group Common Stock for every share of Cybear common stock they currently own. In the Reorganization, the number of Cybear shares held by Andrx will be reduced from 12.9 million shares to 10.8 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. Upon completion of the Reorganization, the non-Andrx shareholders of Cybear will own approximately 31.2% of the Cybear Group Common Stock following the closing of the transaction. Pursuant to the Reorganization, each Andrx common share will be converted into (i) one share of Andrx Group Common Stock and (ii) approximately .1492 shares of Cybear Group Common Stock. Upon completion of the Reorganization, (i) Cybear will be a wholly owned subsidiary of Andrx Corporation with 100% of its value publicly traded in the form of Cybear Group Common Stock, (ii) current Cybear public shareholders will own approximately 31.2% of the Cybear Group Common Stock; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common Stock and approximately 68.8% of the Cybear Group Common Stock. The preceding share ownership and percentages exclude the potential exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire approximately 525,000 shares of Cybear common stock currently owned by Andrx.

         The unaudited pro forma condensed consolidated balance sheets give effect to the Reorganization as if it occurred as of June 30, 2000. The unaudited pro forma condensed consolidated statements of operations give effect to the Reorganization as if it occurred at the beginning of each period presented.

         Prior to the Reorganization, Andrx Corporation and subsidiaries had a single class of common stock outstanding and, accordingly, presented consolidated financial statements relating to that one class. As a result of the Reorganization, Andrx Corporation will have two classes of common stock as follows:

         1. Cybear Group Common Stock representing the equity interest and businesses of the Cybear Group comprised of Andrx Corporation's Cybear subsidiary, and

         2. Andrx Group Common Stock representing the equity interests and businesses of the Andrx Group comprised of Andrx Corporation and its subsidiaries other than the Cybear Group.

         Accordingly, under the Reorganization, Andrx Corporation will present consolidated financial statements and also separate financial statements relating to each class of common stock.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               UNAUDITED PRO FORMA
                      CONDENSED CONSOLIDATED FINANCIAL DATA


         Cybear Group and Andrx Group financial statements will include basic and diluted earnings (loss) per share based on each group's respective operating results and basic and diluted shares outstanding. The Andrx Corporation and subsidiaries consolidated financial statements will not reflect consolidated basic and diluted earnings (loss) per share since there will be no underlying equity security related to the consolidated financial results. In connection with the Reorganization, Cybear and the other members of the Andrx consolidated group will enter into, among other things, a Federal and state tax sharing agreement. The financial statements of Andrx Group and Cybear Group will utilize the separate company method of accounting for purposes of allocating Federal and state consolidated tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be entitled to its income tax benefits in the year generated to the extent that the member can utilize such tax benefits in the year generated. To the extent that a member cannot utilize its income tax benefits in the year generated, the member will not be compensated in that year by other members of the Andrx consolidated group for any utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of any "tracking stock" members, such as the Cybear Group, the stock received by Andrx Corporation shall be in the form of tracking designated shares. In addition, if any member of the group causes another member to become subject to state tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the tax liability shall be fully responsible for the state tax of the other member.

         For financial statement purposes, at such time as the Cybear Group achieves profitability, if ever, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, the Cybear Group will recognize the benefit of its accumulated income tax benefits accumulated since June 23, 1999 (which had previously been utilized by the Andrx Group prior to that date) in its statement of operations with a corresponding decrease to the Cybear Group's shareholders' equity (i.e., effectively accounted for as a non-cash dividend). To the extent the Andrx Group is profitable and is able to utilize such tax benefit and the Cybear Group is generating losses, it is expected that the Andrx Group's effective tax rate will be less than the statutory Federal and state rate. If the Cybear Group is ever able to attain profitability or is otherwise able to recognize its tax benefits, the Andrx Group's effective tax rate may be greater than the statutory Federal and state income tax rate to the extent of the Cybear Group's then unreimbursed accumulated tax benefits that can be realized (the Andrx Group will then reverse the tax benefits previously recorded, i.e., effectively transferring such tax benefits to the Cybear Group in the form of a non-cash equity transaction).

         The unaudited pro forma condensed consolidated financial data is provided for informational purposes only and is not necessarily indicative of the results of operations or financial position had the transactions assumed therein occurred, nor is it necessarily indicative of the results of operations that may be expected to occur in the future. Consummation of the transaction is subject to various conditions, including approval by shareholders of Andrx and Cybear. In addition to shareholder approval, the transaction will be subject to various Federal and state regulatory approvals, and accordingly, no assurance can be given that this transaction will be consummated. Andrx and Cybear have filed a joint proxy statement and a registration statement with respect to the proposed transaction. Furthermore, the unaudited pro forma condensed consolidated financial data is based upon assumptions the Company believes are reasonable and should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and accompanying notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                       ANDRX CORPORATION AND SUBSIDIARIES
                          UNAUDITED PRO FORMA CONDENSED
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2000
                                 (in thousands)

                                       -----------------------------------------------------------------
                                         Historical                Pro Forma      Pro Forma    Pro Forma
                                           Andrx      Pro Forma      Andrx         Cybear       Andrx
                                       Consolidated  Adjustments   Consolidated     Group       Group
                                       ------------  -----------   ------------   ----------   ---------
ASSETS
Current assets
  Cash and cash equivalents              $ 174,246    $      --      $ 174,246   $   3,555   $ 170,691
  Investments available-for-sale,
    at market value                        172,837           --        172,837      17,443     155,394
  Accounts receivable, net                  66,216           --         66,216         760      65,456
  Inventories                               84,324           --         84,324          --      84,324
  Deferred income tax assets, net           18,431           --         18,431          --      18,431
  Prepaid and other current assets, net     16,252           --         16,252       7,762       8,490
                                         ---------    ---------      ---------   ---------   ---------
    Total current assets                   532,306           --        532,306      29,520     502,786

  Property, plant and equipment, net        60,154           --         60,154       7,397      52,757
  Other assets, net                         19,714        2,700  (A)    39,473      23,894      15,579
                                                         17,059  (C)
                                         ---------    ---------      ---------   ---------   ---------
    Total assets                         $ 612,174    $  19,759      $ 631,933   $  60,811   $ 571,122
                                         =========    =========      =========   =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                       $  58,429    $   4,000  (A) $  63,044   $   2,710   $  60,334
                                                            615  (B)
  Accrued liabilities                       22,852                      22,852         449      22,403
  Bank loan                                     21           --             21          --          21
  Income taxes payable                      14,467           --         14,467          --      14,467
                                         ---------    ---------      ---------   ---------   ---------
    Total current liabilities               95,769        4,615        100,384       3,159      97,225
                                         ---------    ---------      ---------   ---------   ---------
Minority interest                           10,609      (10,609) (C)        --          --          --

Shareholders' equity                       505,796       (1,300) (A)   531,549      57,652     473,897
                                                           (615) (B)
                                                         27,668  (C)
                                         ---------    ---------      ---------   ---------   ---------

    Total liabilities and
          shareholders' equity           $ 612,174    $  19,759      $ 631,933   $  60,811   $ 571,122
                                         =========    =========      =========   =========   =========

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

(B) Reflects the estimated remaining fees and expenses of $615 to be incurred by Cybear in connection with the Reorganization which will be charged to shareholders' equity. As the effect of the costs is non-recurring, it has not been included in the unaudited pro forma condensed consolidated statements of operations.

(C)      Reflects the effects of the Reorganization, as follows:

                                                               Shares                                  Adjusted
                                                            Outstanding                                 Shares
                                                                 at            Reorganization       Outstanding at
                                                           June 30, 2000         Elimination         June 30, 2000
                                                           ---------------     ----------------     ----------------
Andrx ownership of Cybear                                     12,877,000          (2,058,700)          10,818,300
Minority ownership of Cybear                                   4,897,000                  --            4,897,000
                                                           ---------------     ----------------     ----------------

Total Cybear shares outstanding                               17,774,000          (2,058,700)          15,715,300
                                                                               ================

Times assumed per share price                                $      5.00                              $      5.65
                                                           ---------------                          ----------------
Total Cybear market capitalization                           $    88,870                              $    88,870
                                                           ===============                          ================

Minority ownership of Cybear                                                                            4,897,000
Times adjusted market price                                                                           $      5.65
                                                                                                    ----------------
Purchase price of minority interest acquired                                                               27,668

Less:  minority interest historical basis                                                                 (10,609)
                                                                                                    ----------------
Goodwill - Purchase price of minority interest in
   excess of  its historical basis                                                                         17,059
Goodwill - Andrx Group estimated fees and expenses
   (See Note A)
                                                                                                            2,700
                                                                                                    ----------------

Total Goodwill allocated to Cybear Group                                                              $    19,759
                                                                                                    ================

For purposes of the unaudited pro forma condensed consolidated financial data, the market price of Cybear, Inc. common stock was assumed to be $5.00 per share, which was adjusted to $5.65 per share resulting from the elimination of 2,058,700 Cybear shares due to the exchange rate included in the Reorganization. As provided under the Reorganization terms, the shares eliminated in the Reorganization are calculated excluding the potential exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire approximately 525,000 shares of Cybear common stock currently owned by Andrx. In connection with the repurchase of the historical Cybear minority interest, the resulting goodwill of $19,759 was allocated to Cybear Group Common shareholders. The actual amount of goodwill will be determined based upon Cybear's common stock price as of the closing of the transaction. An increase or decrease of $1.00 in Cybear's common stock price will result in an increase or decrease of approximately $5,500 to the goodwill and therefore in an increase or decrease of approximately $550 to the annual goodwill amortization.

                       ANDRX CORPORATION AND SUBSIDIARIES
                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000
             (in thousands, except for share and per share amounts)

                                              -------------------------------------------------------------------------------------
                                               Historical                           Pro Forma         Pro Forma         Pro Forma
                                                 Andrx           Pro Forma            Andrx            Cybear             Andrx
                                              Consolidated      Adjustments    (J) Consolidated         Group             Group
                                              -------------     -------------      -------------     ------------      ------------
Revenues                                       $    244,059      $         --      $    244,059      $      1,468      $    242,591

Operating expenses                                  193,831               988  (E)      193,934            14,434           179,500
                                                                         (885) (F)
                                               ------------      ------------      ------------      ------------      ------------

Income (loss) from operations                        50,228              (103)           50,125           (12,966)           63,091

Other income (expense), net                           6,865            (3,245) (D)        3,620             1,064             2,556
                                               ------------      ------------      ------------      ------------      ------------

Income (loss) before income taxes                    57,093            (3,348)           53,745           (11,902)           65,647

Income tax benefit (provision)                      (23,980)            3,935  (H)      (20,045)               --           (20,045)
                                               ------------      ------------      ------------      ------------      ------------

Net income (loss)                              $     33,113      $        587      $     33,700      $    (11,902)     $     45,602
                                               ============      ============      ============      ============      ============

Basic net income (loss) per share              $       0.51                                          $      (0.76)     $       0.71
                                               ============                                          ============      ============

Diluted net income (loss) per share            $       0.49                                          $      (0.76)     $       0.68
                                               ============                                          ============      ============

Basic weighted average shares of common
    stock outstanding                            64,348,900                                            15,679,900  (I)   64,348,900
                                               ============                                          ============      ============
Diluted weighted average shares of common
    stock outstanding                            67,013,100                                            15,679,900  (I)   67,013,100
                                               ============                                          ============      ============


    The accompanying notes to the unaudited pro forma condensed consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                               UNAUDITED PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          Year Ended December 31, 1999
             (in thousands, except for share and per share amounts)

                                              -------------------------------------------------------------------------------------
                                               Historical                           Pro Forma         Pro Forma         Pro Forma
                                                 Andrx           Pro Forma            Andrx            Cybear             Andrx
                                              Consolidated      Adjustments   (J)  Consolidated         Group             Group
                                              -------------     -------------      -------------     ------------      ------------
Revenues                                      $    475,990      $         --      $    475,990      $        270      $    475,720

Operating expenses                                 331,053             1,976  (E)      333,029            16,910           316,119
                                              ------------      ------------      ------------      ------------      ------------

Income (loss) from operations                      144,937            (1,976)          142,961           (16,640)          159,601

Other income (expense), net                          4,522            (1,937) (D)        2,585             1,066             1,519
                                              ------------      ------------      ------------      ------------      ------------

Income (loss) before income taxes                  149,459            (3,913)          145,546           (15,574)          161,120
Income tax benefit (provision)                     (55,405)           (2,824) (G)      (53,240)               --           (53,240)
                                                                       4,989  (H)
                                              ------------      ------------      ------------      ------------      ------------

Net income (loss)                             $     94,054      $     (1,748)     $     92,306      $    (15,574)     $    107,880
                                              ============      ============      ============      ============      ============

Basic net income (loss) per share             $       1.52                                          $      (1.16)     $       1.74
                                              ============                                          ============      ============

Diluted net income (loss) per share           $       1.45                                          $      (1.16)     $       1.66
                                              ============                                          ============      ============

Basic weighted average shares of
   common stock outstanding                     61,979,800                                            13,411,300  (I)   61,979,800
                                              ============                                          ============      ============
Diluted weighted average shares of
  common stock outstanding                      64,953,200                                            13,411,300  (I)   64,953,200
                                              ============                                          ============      ============


    The accompanying notes to the unaudited pro forma condensed consolidated financial statements are an integral part of these statements.

                       ANDRX CORPORATION AND SUBSIDIARIES
                          NOTES TO UNAUDITED PRO FORMA
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)


(D) Reflects the elimination of the historical minority interest of $3,245 for the six months ended June 30, 2000 and $1,937 for the year ended December 31, 1999 resulting from the minority ownership of Cybear which is eliminated as a result of the Reorganization.

(E) Reflects the amortization of goodwill of $988 for the six months ended June 30, 2000 and $1,976 for the year ended December 31, 1999 of goodwill totaling $19,759, consisting of $17,059 representing the excess of the purchase price of $27,668 offset by historical minority interest of $10,609 and Andrx Group's estimated Reorganization transaction costs and expenses of $2,700 (see unaudited pro forma condensed consolidated balance sheets Notes A and C). Such goodwill is amortized on a straight line basis over an estimated life of ten years.

(F) For the six months ended June 30, 2000, reflects the elimination of fees and expenses of $885 incurred by Cybear in connection with the Reorganization. As the effect of the costs is non-recurring, it has been eliminated in the unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2000.

(G) For the year ended December 31, 1999, reflects the elimination of Cybear's historical $2,824 income tax benefit which would not have been used by Cybear Group on a separate income tax return basis and would have been included in the tax allocation to Andrx Group (Note H) pursuant to the Reorganization.

(H) Represents the Cybear Group income tax benefit allocated to Andrx Group pursuant to the Reorganization as follows:

                                                                                   Six Months Ended          Year Ended
                                                                                     June 30, 2000        December 31, 1999
                                                                                 --------------------     -----------------
         Cybear Group loss before income taxes                                     $       11,902           $    15,574
         Nondeductible goodwill amortization
           (including historical amortization)                                              1,267                 2,091
                                                                                 --------------------     -----------------
         Taxable loss                                                                      10,635                13,483
         Federal and state statutory tax rate                                                  37%                   37%
                                                                                 --------------------     -----------------

         Income tax benefit                                                        $        3,935           $     4,989
                                                                                 ====================     =================

(I) Pro Forma Cybear Group weighted average shares outstanding consists of the following:

                                                                                   Six Months Ended          Year Ended
                                                                                     June 30, 2000        December 31, 1999
                                                                                 --------------------     -----------------
         Historical Cybear weighted average                                            17,738,600            15,470,000
           shares outstanding
         Less:  shares eliminated as a result of the
           Reorganization (see unaudited pro forma
           condensed consolidated balance sheets Note C)                               (2,058,700)           (2,058,700)
                                                                                 --------------------     -----------------
         Pro Forma Cybear Group Common weighted
           average shares outstanding                                                  15,679,900            13,411,300
                                                                                 ====================     =================

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

                                ANDRX CORPORATION
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Andrx Corporation and subsidiaries ("Andrx" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect Andrx' results include, but are not limited to, the risks and uncertainties associated with a drug delivery company which has only commercialized a few products, has new technologies and limited manufacturing experience, including but not limited to current and potential competitors with significant technical and marketing resources, and dependence on key personnel. Andrx is also subject to the risks and uncertainties associated with all drug delivery companies, including changes in regulatory schemes, difficulty in receiving regulatory approval to market new products, compliance with government regulations and patent infringement and other litigation. Additionally, Andrx is subject to risks and uncertainties associated with drug distribution companies, including but not limited to, fierce competition and decreasing gross profits. In addition, Andrx' Internet based healthcare information technology subsidiary is subject to the risks and uncertainties of an early stage Internet company, including but not limited to, limited operating history, substantial operating losses, availability of capital resources, ability to effectively compete, unanticipated difficulties in product development, ability to gain market acceptance and market share, ability to manage growth, reliance on short-term non-exclusive contracts, ability to obtain content, Internet security risks and uncertainty relating to the evolution of the Internet as a medium for commerce, dependence on third party content providers, dependence on key personnel, ability to protect intellectual property, the possibility that the tracking stock reorganization will not be effected and the impact of future government regulation. Andrx is also subject to other risks detailed herein or detailed from time to time in the Company's and Cybear, Inc.'s ("Cybear") filings with the U.S. Securities and Exchange Commission.

Introduction

         Andrx was organized in August 1992, and commenced marketing and distributing bioequivalent pharmaceuticals manufactured by third parties. In February 1993, Andrx began to engage in the development of bioequivalent versions of controlled-release pharmaceuticals utilizing its proprietary drug delivery technologies. During 1996, Andrx commenced its efforts to develop brand name controlled-released products and an Internet based software application for healthcare providers. Through October 9, 1997, Andrx' distribution operations had generated substantially all of its revenues. On October 10, 1997, the U.S. Food and Drug Administration ("FDA") granted final approval of Andrx' Abbreviated New Drug Application ("ANDA") for its bioequivalent version of Dilacor XR(R), Andrx' first manufactured product, which it immediately launched as Diltia XT(R).

         In September 1997, Andrx entered into a Stipulation and Agreement ("Stipulation") with Aventis S.A. ("Aventis") of the patent infringement litigation involving Cardizem(R) CD in order to reduce the risks that both parties faced as the case was litigated to its conclusion. Andrx agreed to maintain the status quo in connection with the marketing of its product and to dismiss certain claims against Aventis. Aventis agreed to compensate Andrx for its lost profits, which were stipulated to be $100.0 million per year, if Andrx ultimately prevailed in the litigation and to grant Andrx a license for Aventis' patents under certain conditions, including if Andrx ultimately lost the litigation. Aventis also agreed to make non-refundable interim quarterly payments of $10.0 million to Andrx, beginning upon Andrx' receipt of final FDA approval for its bioequivalent version of Cardizem(R) CD and continuing until the litigation was resolved or certain other events occurred. In July 1998, the FDA granted final marketing approval for Andrx' ANDA for a bioequivalent version of Cardizem(R) CD. In June 1999, the litigation concerning Cardizem(R) CD was resolved and on June 23, 1999, Andrx launched its reformulated bioequivalent version of Cardizem(R) CD, Cartia XT(R) which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

         In June 1999, Andrx entered into an agreement with Geneva Pharmaceuticals, Inc. ("Geneva") a member of the Novartis pharmaceutical group, for the sale and marketing of specified products. Geneva will fund the development of controlled-release dosage forms of existing products that Andrx is developing for submission as New Drug Applications (NDAs). Andrx granted marketing rights to Geneva in specified territories for certain products including one of Andrx' NDA products for the United States. Upon approval by the FDA or other regulatory agencies, Andrx will receive royalties from the sale of such product. In June 2000 the Company amended its agreement with Geneva to include, among other things, additional funding of certain controlled-release dosage forms of existing products that Andrx is developing for submission as NDAs. Andrx has also committed to continuing to sell Geneva's bioequivalent products through Anda, Inc. ("Anda"), the Company's distribution subsidiary.

         In 1997, Andrx formed Cybear, its information technology subsidiary, which uses the Internet to improve the efficiency of administrative and communications tasks of managing patient care with a secure and reliable transmission of information. In June 1999, Cybear completed a public offering of its common shares at $16.00 per share, thereby reducing Andrx' ownership in Cybear below 80%.

         In September 1999, Andrx commenced a venture to distribute healthcare products to physician offices on orders placed through the Internet.

         In December 1999, Andrx announced a corporate reorganization plan which, among other things, would give Andrx shareholders the ability to distinguish between their investments in Andrx and Cybear. In March 2000, Andrx and Cybear announced that they entered into a definitive Agreement and Plan of Merger and Reorganization (the "Reorganization") with respect to their previously announced tracking stock reorganization plan. This Reorganization plan was recommended to the Cybear Board of Directors by its special committee and approved by the boards of both Cybear and Andrx, and will create two classes of Andrx common stock, Cybear Group Common Stock, to separately track the performance of Cybear, and Andrx Group Common Stock to track the performance of Andrx other than its ownership of Cybear. The Reorganization plan, will be submitted for approval to the shareholders of Andrx and Cybear on September 5, 2000 at the Andrx annual meeting of shareholders and the Cybear special meeting of shareholders.

Results of Operations

Three months ended June 30, 2000 ("2000 Quarter"), as compared to three months ended June 30, 1999 ("1999 Quarter")

         For the 2000 Quarter, Andrx reported net income of $16.7 million or $0.25 per diluted share, as compared to net income of $48.9 million or $0.75 per diluted share for the 1999 Quarter. The 1999 Quarter included the one time retroactive fee received pursuant to the Stipulation related to the then resolved patent infringement litigation involving Cartia XT(R).

         Sales from distributed products increased by 19.2% to $78.8 million for the 2000 Quarter, as compared to $66.1 million for the 1999 Quarter. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2000 Quarter also includes sales from Valmed Pharmaceuticals, Inc. ("Valmed"), which Andrx acquired in March 2000.

         Sales from manufactured products increased by 26.0% to $46.0 million for the 2000 Quarter, as compared to $36.5 million in the 1999 Quarter. Sales from manufactured products include sales of Diltia XT(R), the Company's bioequivalent version of Dilacor XR(R) for the 2000 Quarter and the 1999 Quarter, and Cartia XT(R) commencing June 23, 1999, which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

         In the 1999 Quarter, Andrx received $60.7 million in interim and retroactive fees pursuant to the Stipulation.

         The Company generated $3.8 million of licensing and other revenues in the 2000 Quarter, as compared to $1.2 million in the 1999 Quarter primarily from Andrx' domestic and international licensing arrangements. The revenues in the 2000 Quarter were primarily generated from the agreement with Geneva, as amended.

         Gross profit from sales of distributed and manufactured products was $51.7 million with a gross margin of 41.5% in the 2000 Quarter, as compared to $43.0 million, with a gross margin of 41.9% in the 1999 Quarter. The increase in gross profit is primarily the result of the increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $14.3 million or 11.2% of total revenues for the 2000 Quarter, as compared to $16.7 million or 10.2% of total revenues for the 1999 Quarter. Selling, general and administrative expenses include royalties paid to the Company's Co-Chairman and Chief Scientific Officer related to interim and retroactive Stipulation fees and sales of Cartia XT(R).

         Research and development expenses were $10.5 million in the 2000 Quarter, as compared to $6.2 million in the 1999 Quarter. The increase in research and development expenses of $4.2 million or 67.9% reflects the continuing progress in and expansion of both the Company's bioequivalent (ANDA) and brand name (NDA) drug development programs.

         Through Cybear, the Company incurred $5.8 million of Internet operating expenses in the 2000 Quarter, as compared to $3.9 million in the 1999 Quarter. The increase in expenses primarily relates to the continuing development of Internet applications and the establishment and expansion of the operational and administrative infrastructure of Cybear and also includes approximately $900,000 of non-recurring charges primarily consisting of costs incurred by Cybear to resolve a dispute over performance under an agreement and termination of such agreement.

         Minority interest was $1.4 million in the 2000 Quarter, as compared to $763,000 in the 1999 Quarter. The increase in minority interest is a result of the increase in minority ownership of Cybear, primarily as a result of the issuance of Cybear common stock in Cybear's June 1999 public offering. In addition, Cybear's net losses increased in the 2000 Quarter to $5.2 million from $1.8 million in the 1999 Quarter.

         Interest income was $2.8 million in the 2000 Quarter, as compared to $537,000 in the 1999 Quarter. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2000 Quarter, as compared to the 1999 Quarter. The increase was primarily the result of the net proceeds of $235.8 million received from Andrx' May 2000 public offering, net proceeds of $50.8 million received from Cybear's June 1999 public offering, and the net cash provided by operating activities. The Company invests in investment grade interest bearing securities.

         Interest expense decreased to $221,000 in the 2000 Quarter, as compared to $483,000 in the 1999 Quarter. The decrease in interest expense was primarily the result of a lower average level of borrowings under the Company's bank loan during the 2000 Quarter, as compared to the 1999 Quarter. The borrowings are primarily utilized to fund the Company's distribution operations.

         For the 2000 Quarter, the Company provided $12.1 million for Federal and state income taxes or 42% of income before income taxes. The Company provided for income taxes of $1.4 million in excess of the expected effective combined Federal and state statutory rate of 37%, primarily due to Andrx' inability to utilize its portion of Cybear's losses, as Andrx' ownership of Cybear was reduced below 80% on June 23, 1999. Accordingly, Cybear is excluded from Andrx' consolidated income tax return and will file as a separate tax entity. Cybear's net losses did not generate income tax benefits as Cybear's tax benefits were fully offset by a corresponding increase in the valuation allowance against its net deferred income tax assets due to the uncertainty of realization based on Cybear's history of net losses. For the 1999 Quarter, the Company provided $30.0 million for Federal and state income taxes or 38% of income before income taxes, which was the Company's then estimated annual 1999 effective tax rate.

         The diluted weighted average shares of common stock outstanding was
68.2 million in the 2000 Quarter, as compared to 64.9 million in the 1999 Quarter. Such increase resulted primarily from the Company's May 2000 public equity offering of 5,185,128 shares. All share and per share amounts reflect the June 1999 and April 2000 two-for-one stock splits effected in the form of 100% stock dividends.

Six months ended June 30, 2000 ("2000 Period"), as compared to six months ended June 30, 1999 ("1999 Period")

         For the 2000 Period, Andrx reported net income of $33.1 million or $0.49 per diluted share, as compared to net income of $55.8 million or $0.87 per diluted share for the 1999 Period. The 1999 Period includes $70.7 million in fees received pursuant to the Company's Stipulation with Aventis.

         For the 2000 Period, sales from distributed products increased by 13.6% to $146.6 million, as compared to $129.1 million for the 1999 Period. The increase in sales from distributed products reflects an increase in sales to existing customers, an increase in the number of customers, as well as the participation in the distribution of new products launched by other pharmaceutical companies, offset by overall price declines. The 2000 Period also includes sales from Valmed, which Andrx acquired in March 2000.

         Sales from manufactured products increased by 120.4% to $90.1 million for the 2000 Period, as compared to $40.9 million for the 1999 Period. Sales from manufactured products include sales of the Company's bioequivalent version of Dilacor XR(R), Diltia XT(R) for the 2000 Period and the 1999 Period and Cartia XT(R) the Company's bioequivalent version of Cardizem(R) CD commencing June 23, 1999, which enjoyed a 180-day period of marketing exclusivity through December 19, 1999.

         In the 1999 Period, Andrx received $70.7 million in interim and retroactive Stipulation fees.

         The Company recorded $7.3 million of licensing and other revenues in the 2000 Period, as compared to $1.7 million in the 1999 Period.

         Gross profit from sales of distributed and manufactured products was $100.5 million with a gross margin of 42.4% in the 2000 Period, as compared to $57.6 million or 33.9% in the 1999 Period. The increase in gross profit is primarily the result of the increase in sales of manufactured products within the product mix.

         Selling, general and administrative expenses were $25.9 million or 10.6% of total revenues for the 2000 Period, as compared to $26.3 million or 10.9% of total revenues for the 1999 Period. Selling, general and administrative expenses include royalties paid to the Company's Co-Chairman and Chief Scientific Officer related to interim and retroactive Stipulation fees and sales of Cartia XT(R).

         Research and development expenses were $18.7 million in the 2000 Period, as compared to $10.6 million in the 1999 Period. The increase in research and development expenses of 77.0% reflects the progress in and expansion of the Company's development activities for its ANDA and NDA drug development programs.

         In the 2000 Period, through Cybear, the Company incurred $13.0 million of Internet operating expenses, as compared to $6.7 million in the 1999 Period. Such increase is primarily the result of progress in applications development and the establishment and expansion of the related operational and administrative infrastructure and also includes approximately $2 million of non-recurring charges primarily consisting of costs incurred by Cybear to resolve a dispute over performance under an agreement and termination of such agreement.

         Minority interest was $3.2 million in the 2000 Period, as compared to $814,000 in the 1999 Period. The increase in minority interest is a result of the increase in minority ownership of Cybear, primarily as a result of the issuance of Cybear common stock in Cybear's June 1999 public offering. In addition, Cybear's net losses increased in the 2000 Period to $11.8 million from $3.3 million in the 1999 Period.

         In the 1999 Period Andrx recognized a gain of $300,000 on the sale of Cybear common stock to Cybear's chairman pursuant to an existing subscription agreement.

         Interest income was $4.3 million in the 2000 Period, as compared to $903,000 in the 1999 Period. The increase in interest income is the result of the higher average level of cash, cash equivalents and investments available-for-sale maintained during the 2000 Period, as compared to the 1999 Period.

         Interest expense increased to $695,000 in the 2000 Period, as compared to $637,000 in the 1999 Period. The increase in interest expense was primarily the result of a higher average level of borrowings under the Company's bank loan during the 2000 Period, as compared to the 1999 Period.

         In the 2000 Period, the Company provided $24.0 million for Federal and state income taxes or 42% of income before taxes. In the 1999 Period, the Company provided $32.0 million for Federal and state income taxes or 36% of income before taxes.

         The diluted weighted average shares of common stock outstanding was
67.0 million in the 2000 Period, as compared to 64.5 million in the 1999 Period. The increase in such diluted weighted average shares of common stock outstanding in the 2000 Period, as compared to the 1999 Period resulted primarily from the May 2000 Andrx public equity offering. All share and per share amounts reflect the June 1999 and April 2000 two-for-one stock splits effected in the form of 100% stock dividends.

Liquidity and Capital Resources

         As of June 30, 2000, Andrx had $347.1 million in cash, cash equivalents and investments available-for-sale of which $21.0 million related to Cybear, and $436.5 million of consolidated working capital.

         Net cash provided by operating activities was $31.2 million in the 2000 Period, as compared to $27.8 million in the 1999 Period. The 2000 Period includes net income of $33.1 million, a decrease in accounts receivable of $11.4 million, offset by decreases in accounts payable and accrued liabilities of $10.9 million. In comparison the 1999 Period includes net income of $55.8 million, increases in accounts payable and accrued liabilities of $12.7 million and an increase in income taxes payable of $28.1 million, offset by increases in accounts receivable of $36.8 million and inventories of $29.3 million.

         Net cash used in investing activities was $121.3 million in the 2000 Period, as compared to $46.5 million in the 1999 Period. In the 2000 Period and the 1999 Period, the Company invested $24.2 million and $10.0 million, respectively, in property, plant and equipment. In the 2000 Period and the 1999 Period the Company purchased $81.9 million and $36.5 million, respectively, of investments available-for-sale. In the 2000 Period the Company acquired Valmed Pharmaceutical, Inc. for $15.2 million including transaction costs, net of cash acquired.

         Net cash provided by financing activities was $231.8 million in the 2000 Period, as compared to $84.0 million in the 1999 Period. Net cash provided by financing activities in the 2000 Period consisted primarily of $235.8 million in net proceeds from Andrx' May 2000 public offering, $4.2 million in proceeds from the issuance of shares of common stock upon the exercises of stock options, $11.7 million of income tax benefits relating to the exercises of stock options, offset by $20.2 million of repayments on net borrowings under the Company's bank loan. Net cash provided by financing activities for the 1999 Period consisted of $5.3 million in proceeds from the issuance of shares of common stock upon the exercises of stock options and warrants, $3.6 million of income tax benefits relating to the exercises of stock options, $24.0 million of net borrowings under the Company's bank loan and $50.8 million in net proceeds from Cybear's public share offering in June 1999.

         The Company had an outstanding short-term borrowing balance of $21,000 as of June 30, 2000, as compared to $20.2 million as of December 31, 1999 under its distribution subsidiary's $30.0 million bank loan. Borrowings under the bank loan are secured by all of the assets of that operation, and are subject to a borrowing base related to the value of that operations accounts receivable and inventories. The bank loan agreement requires compliance by the Company with certain covenants including the maintenance of minimum working capital and net worth levels by the distribution subsidiary.

         The Company anticipates that its cash requirements will continue to increase due to the construction of its research and development, manufacturing, distribution and corporate facilities, including the related equipment purchases. The Company anticipates that for the year ending December 31, 2000 it will incur up to approximately $50 million in research and development related to our bioequivalent (ANDA) and brand (NDA) development programs. The Company anticipates that its existing capital resources will be sufficient to enable it to maintain its operations for the foreseeable future.

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

August 14, 2000

                                 EXHIBIT INDEX


Exhibit            Description
-------            -----------

  27               Financial Data Schedule